Form 10-Q
period 1995-03-31
WOODBURY TELEPHONE CO
filed 1995-05-15
CIK 108202

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED MARCH 31, 1995    COMMISSION FILE NUMBER 0-8621

                      THE WOODBURY TELEPHONE COMPANY
          (Exact name of registrant as specified in its charter)

        CONNECTICUT                                      06-0594990
   (State or other jurisdiction of          (IRS Employer Identi-
      incorporation or organization)           fication Number)

            299 MAIN STREET SOUTH, WOODBURY, CONNECTICUT 06798
                 (Address of principal, executive offices)
                                (Zip Code)

      Registrant's telephone number, including area code 203-263-2121
                                      NOT APPLICABLE
 Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                       No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                       OUTSTANDING AT APRIL 30, 1995
        Common Stock, par value                 769,107
           $2.50 per share

                      THE WOODBURY TELEPHONE COMPANY


                                 FORM 10-Q


                                   INDEX




                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -
               March 31, 1995 and December 31, 1994         3-4

          Condensed Statements of Income -
               Three months Ended March 31, 1995 and 1994     5

          Condensed Statements of Cash Flows -
               Three months Ended March 31, 1995 and 1994     6

          Notes to Condensed Financial Statements           7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9

PART II.  Exhibits and Reports on Form 8-K                   10

SIGNATURES                                                   11

                      THE WOODBURY TELEPHONE COMPANY


                                 FORM 10-Q


                     FOR QUARTER ENDED MARCH 31, 1995




                                  PART I


                           FINANCIAL INFORMATION

                      THE WOODBURY TELEPHONE COMPANY
                         CONDENSED BALANCE SHEETS
                                (Unaudited)


                                    MARCH 31, 1995          DECEMBER 31, 1994
ASSETS
CURRENT ASSETS
    Cash & cash equivalents              $ 1,774,179               $ 1,942,924
    Accounts receivable, less
    allowance for losses of $60,000        1,544,350                 1,765,155
    Other receivables                      1,084,877                 1,260,337
    Materials & supplies, at cost            468,327                   430,899
    Prepaid expenses                         426,084                   141,842
              TOTAL CURRENT ASSETS         5,297,817                 5,541,157
TELEPHONE PLANT & OTHER PROPERTY
     In service                           40,196,685                39,850,063
     Less accumulated depreciation        19,516,133                18,955,421
                                          20,680,552                20,894,642
     Other property                           76,717                    76,717
                                          20,757,269                20,971,359
OTHER ASSETS
     1% Investment in Springwich
     Cellular Limited Partnership            535,068                   535,068
     Deferred charges, less amort.           587,782                   623,642
     Regulatory asset                        397,970                   412,711
                                           1,520,820                 1,571,421
                                         $27,575,906               $28,083,937

                      THE WOODBURY TELEPHONE COMPANY
                    CONDENSED BALANCE SHEETS-CONTINUED
                                (Unaudited)
                                    MARCH 31, 1995           DECEMBER 31, 1994
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                    $ 1,576,209                $ 1,984,024
    Advance billings & customer deps.       281,491                    280,918
    Accrued interest                        135,000                    337,500
    Income taxes                            173,912                    312,756
       TOTAL CURRENT LIABILITIES          2,166,612                  2,915,198
LONG-TERM DEBT                            9,000,000                  9,000,000
DEFERRED CREDITS
     Income taxes                         2,434,079                  2,407,980
     Investment tax credits                 330,114                    348,114
     Regulatory liability                   887,728                    914,060
                                          3,651,921                  3,670,154
OTHER LONG-TERM LIABILITIES                 387,051                    359,617
SHAREHOLDERS' EQUITY
     Common Stock, par value $2.50 per share,
     authorized 1,250,000 shares, issued and
     outstanding
     769,107 shares                       1,922,768                  1,922,768
     Additional paid-in capital           1,475,394                  1,475,394
     Retained earnings                    8,972,160                  8,740,806
                                         12,370,322                 12,138,968
See accompanying notes.                 $27,575,906                $28,083,937

                      THE WOODBURY TELEPHONE COMPANY
                      CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                               THREE MONTHS ENDED
                                         1995                        1994
Operating revenues:
     Local service                       $744,009                    $695,707
     Network service                    2,171,852                   2,090,048
     Other                                241,554                     245,167
     Provision for uncoll. (deduction)    (3,529)                     (7,146)
                                        3,153,886                   3,023,776
Operating expenses:
     Maintenance                          696,515                     630,260
     Depreciation and amortization        684,596                     631,027
     General office                       311,636                     356,447
     Commercial                           332,820                     332,334
     Other                                220,566                     209,467
                                        2,246,133                   2,159,535
                                          907,753                     864,241
Other income:
     Rental of tel. equip. & other, net   116,880                      43,681
     Interest                              30,530                      20,709
                                          147,410                      64,390
                                        1,055,163                     928,631
Interest expense                          206,885                     205,699
Income before income taxes                848,278                     722,932
Income taxes                              324,663                     316,171
                 NET INCOME              $523,615                    $406,761
Per share of common stock:
     Net income                             $0.68                       $0.53
     Dividends                              $0.38                       $0.38
     Average number of shares of
     Common stock outstanding             769,107                     769,107

See accompanying notes.

                      THE WOODBURY TELEPHONE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                THREE MONTHS ENDED

                                         1995                        1994
OPERATING ACTIVITIES:
     Net income                          $523,615                    $406,761
     Depreciation                         648,738                     595,170
     Other                              (614,189)                   (478,949)
     NET CASH PROVIDED BY OPERATING
                         ACTIVITIES       558,164                     522,982
INVESTING ACTIVITIES:
     Purchases of tel. plant & other
     property                           (434,648)                   (565,669)
     NET CASH USED BY INVESTING
                     ACTIVITIES         (434,648)                   (565,669)
FINANCING ACTIVITIES:
     Dividends                          (292,261)                   (292,261)
     NET CASH USED BY FINANCING
                      ACTIVITIES        (292,261)                   (292,261)
INCREASE (DECREASE) IN CASH AND CASH
                         EQUIVALENTS    (168,745)                   (334,948)
Cash and cash equivalents at beg.
of period                               1,942,924                   2,154,497
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                              $1,774,179                  $1,819,549
See accompanying notes.

                      THE WOODBURY TELEPHONE COMPANY

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1995



Note 1 -  Basis of Presentation

          The accompanying unaudited condensed financial statements of The Woodbury Telephone Company (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature.

          Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statemnts and footnotes thereto included in the Company'a annual report on Form 10-K for the year ended December 31, 1994.

          The condensed balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                      THE WOODBURY TELEPHONE COMPANY

            NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

                              MARCH 31, 1995

Note 2 - Income Taxes

     A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                            Three-month period ended
                                        MARCH 31, 1995          MARCH 31, 1994
Amount based on statutory federal
income tax rate                         $288,415                $245,797
State income taxes, less fed. tax
effect                                    64,384                  54,871
Investment tax credit amortization      (18,000)                (18,000)
Other                                   (10,136)                  33,503
Income taxes                            $324,663                $316,171

                  THE WOODBURY TELEPHONE COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating revenues increased by $130,110 (4.3%) in the quarter ended March 31, 1995 compared to 1994. Local service revenues increased by $48,302, (6.9%), for the three months ended March 31, 1995 over the comparable 1994 period. This increase resulted primarily from an increase of 5.5% in the number of access lines served by the Company from March 31, 1994 to March 31, 1995. Network service revenues increased by $81,804 (3.9%) for the three-month period ended March 31 1995 compared to 1994. Network service revenues for 1994 include a settlement of about $43,500 from Southern New England Telephone for certain jointly-provided circuits.

     Total operating expenses increased by $86,598 (4.0%) in the quarter ended March 31, 1995, compared to 1994. An increase in maintenance expenses of $66,255 (10.5%) was partially offset by a decrease in general office expenses of $44,811 (12.6%), in the first quarter of 1995 compared to 1994, as certain personnel were reassigned from corporate operations to plant operations. In addition, maintenance costs in the first quarter of 1995 included additional charges to update certain data processing applications systems. Depreciation and amortization expenses increased by $53,569 (8.5%) for the 1995 period compared to 1994, reflecting increased investment in telephone plant in service. Other income increased by $83,020 (128.9%) for the three-month period in 1995 over the comparable 1994 period, due primarily to increased charges for rental of equipment effective in May 1994.

     As of March 31, 1995 current assets exceeded current liabilities by $3,131,205 reflecting an increase of $505,246 compared to December 31, 1994. Cash provided by operating activities for the three months ended March 31, 1995 was $558,164, an increase of $35,182 over the comparable period for 1994. The Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover capital expenditures and dividends for the remainder of 1995.

                  THE WOODBURY TELEPHONE COMPANY

                             FORM 10-Q

                 FOR QUARTER ENDED MARCH 31, 1995


                              PART II


                         OTHER INFORMATION





Exhibits and Reports on Form 8-K - None.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE WOODBURY TELEPHONE COMPANY


DATE  ______________________  BY _______________________________
                                      Donald E. Porter
                                      President & Treasurer


DATE  _______________________ BY  _______________________________
                                      William R. Platt
                                      Controller