Form 10-Q/A
period 1995-03-31
WOODBURY TELEPHONE CO
filed 1995-07-31
CIK 108202

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                       AMENDMENT NO. 1 TO FORM 10-Q

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



                              THE WOODBURY TELEPHONE COMPANY

                                      Donald E. Porter
DATE:  JULY 31, 1995          BY _______________________________
                                      Donald E. Porter
                                      President & Treasurer


                                      William R. Platt
DATE:  JULY 31, 1995          BY _______________________________
                                      William R. Platt
                                      Controller