Form 10-Q
period 1995-06-30
WOODBURY TELEPHONE CO
filed 1995-08-14
CIK 108202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1995    Commission file number 0-8621
        -------------------------------    -----------------------------

                         The Woodbury Telephone Company
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Connecticut                                         06-0594990
         --------------------------------------------------------------
         State or other jurisdiction of                    (IRS Employer
           incorporation or organization)                   ID Number)

               299 Main Street South, Woodbury, Connecticut 06798
               --------------------------------------------------
                    (Address of principal, executive offices)
                                   (Zip Code)

         Registrant's telephone number, including area code 203-263-2121
                                                            ------------

                                 Not Applicable
                                 --------------
                     Former name, former address and former
                          fiscal year, if changed since
                                  last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X                         No
                         ----                          ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at July 31, 1995
       -------------------------------------------------------------------
         Common Stock, par value                              769,107
           $2.50 per share

                         THE WOODBURY TELEPHONE COMPANY


                                    FORM 10-Q


                                      INDEX





                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -
               June 30, 1995 and December 31, 1994                 3-4
         Condensed Statements of Income -
               Six Months Ended June 30, 1995 and 1994               5

         Condensed Statements of Income -
               Three Months Ended June 30, 1995 and 1994             6

         Condensed Statements of Cash Flows -
               Six Months Ended June 30, 1995 and 1994               7

         Notes to Condensed Financial Statements                   8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        11

Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                          13

                         THE WOODBURY TELEPHONE COMPANY


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1995




                                     PART I


                              FINANCIAL INFORMATION




                         THE WOODBURY TELEPHONE COMPANY
                            CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------
                                       June 30, 1995        December 31,
                                         (Unaudited)            1994
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
--------------------------------------------------------------------------------

    Cash & cash equivalents              $ 1,884,758         $ 1,942,924
--------------------------------------------------------------------------------
    Accounts receivable, less
    allowance for losses of                1,686,144           1,765,155
    $60,000
--------------------------------------------------------------------------------
    Other receivables                      1,146,035           1,260,337
--------------------------------------------------------------------------------
    Materials & supplies, at cost            511,714             430,899
--------------------------------------------------------------------------------
    Prepaid expenses                         276,511             141,842
--------------------------------------------------------------------------------
    Estimated income tax deposits            224,037          __________
    in excess of current                     -------
    provision
--------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS         5,729,199           5,541,157

--------------------------------------------------------------------------------
TELEPHONE PLANT & OTHER PROPERTY
--------------------------------------------------------------------------------
     In service                           40,830,027          39,850,063
--------------------------------------------------------------------------------
     Less accumulated                     20,162,867          18,955,421
     depreciation                         ----------          ----------
--------------------------------------------------------------------------------
                                          20,667,160          20,894,642
--------------------------------------------------------------------------------
     Other property                           76,717              76,717
                                              ------              ------
--------------------------------------------------------------------------------
                                          20,743,877          20,971,359
--------------------------------------------------------------------------------
OTHER ASSETS
--------------------------------------------------------------------------------
     1% Investment in Springwich
     Cellular Limited Partnership            535,068             535,068
--------------------------------------------------------------------------------
     Deferred charges, less                  551,924             623,642
     accumulated amortization
--------------------------------------------------------------------------------
     Regulatory asset                        383,228             412,711
                                             -------             -------
--------------------------------------------------------------------------------
                                           1,470,220           1,571,421
--------------------------------------------------------------------------------
                                         $27,943,296         $28,083,937
                                         ===========         ===========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                         THE WOODBURY TELEPHONE COMPANY
                       CONDENSED BALANCE SHEETS-CONTINUED

--------------------------------------------------------------------------------
                                       June 30, 1995        December 31,
                                       (Unaudited)               1994
--------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS'
EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------

    Accounts payable                     $ 1,729,971         $ 1,984,024
--------------------------------------------------------------------------------
    Advance billings & customer              282,546             280,918
    deposits
--------------------------------------------------------------------------------
    Accrued interest                         337,500             337,500
--------------------------------------------------------------------------------
    Income taxes                          __________             312,757
                                                                 -------
--------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES           2,350,017           2,915,199
--------------------------------------------------------------------------------
LONG-TERM DEBT                             9,000,000           9,000,000
--------------------------------------------------------------------------------
DEFERRED CREDITS
--------------------------------------------------------------------------------
     Income taxes                          2,460,177           2,407,979
--------------------------------------------------------------------------------
     Investment tax credits                  312,114             348,114
--------------------------------------------------------------------------------
     Regulatory liability                    861,397             914,060
                                             -------             -------
--------------------------------------------------------------------------------
                                           3,633,688           3,670,153
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                  414,486             359,617
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
     Common Stock, par value
     $2.50 per share, authorized
--------------------------------------------------------------------------------
     1,250,000 shares, issued and
     outstanding 769,107 shares            1,922,768           1,922,768
--------------------------------------------------------------------------------
     Additional paid-in capital            1,475,394           1,475,394
--------------------------------------------------------------------------------
     Retained earnings                     9,146,943           8,740,806
                                           ---------           ---------
--------------------------------------------------------------------------------
                                          12,545,105          12,138,968
                                          ----------          ----------
--------------------------------------------------------------------------------
See accompanying notes.                $  27,943,296       $  28,083,937
                                         ===========         ===========
--------------------------------------------------------------------------------

                         THE WOODBURY TELEPHONE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Six Months Ended June 30:
--------------------------------------------------------------------------------
                                                1995                1994
                                                ----                ----
--------------------------------------------------------------------------------
Operating revenues:
--------------------------------------------------------------------------------
     Local service                     $   1,506,556        $  1,417,493
--------------------------------------------------------------------------------
     Network service                       4,373,849           4,148,082
--------------------------------------------------------------------------------
     Other                                   465,882             494,732
--------------------------------------------------------------------------------
     Provision for uncollectibles             37,146               6,244
     (deduction)                              ------               -----
--------------------------------------------------------------------------------
                                           6,309,141           6,054,063
--------------------------------------------------------------------------------
Operating expenses:
--------------------------------------------------------------------------------
     Maintenance                           1,396,580           1,340,692
--------------------------------------------------------------------------------
     Depreciation and                      1,377,441           1,271,593
     amortization
--------------------------------------------------------------------------------
     General office                          624,114             647,694
--------------------------------------------------------------------------------
     Commercial                              687,597             720,579
--------------------------------------------------------------------------------
     Other                                   439,719             428,382
                                             -------             -------
--------------------------------------------------------------------------------
                                           4,525,451           4,408,940
                                           ---------           ---------
--------------------------------------------------------------------------------
                                           1,783,690           1,645,123
--------------------------------------------------------------------------------
Other income:
--------------------------------------------------------------------------------
     Rental of telephone                     191,947             125,949
     equipment & other, net
--------------------------------------------------------------------------------
     Interest                                 62,172              41,292
                                              ------              ------
--------------------------------------------------------------------------------
                                             254,119             167,241
                                             -------             -------
--------------------------------------------------------------------------------
                                           2,037,809           1,812,364
--------------------------------------------------------------------------------
Interest expense                             411,928             411,234
                                             -------             -------
--------------------------------------------------------------------------------
Income before income taxes                 1,625,881           1,401,130
--------------------------------------------------------------------------------
Income taxes                                 635,222             536,556
                                             -------             -------
--------------------------------------------------------------------------------
                 NET INCOME               $  990,659          $  864,574
                                            ========            ========
--------------------------------------------------------------------------------
Per share of common stock:
--------------------------------------------------------------------------------
     Net income                              $  1.29             $  1.12
                                               =====               =====
--------------------------------------------------------------------------------
     Dividends                               $  0.76             $  0.76
                                               =====               =====
--------------------------------------------------------------------------------
     Average number of shares of
     Common stock outstanding                769,107             769,107
--------------------------------------------------------------------------------
See accompanying notes.
--------------------------------------------------------------------------------

                         THE WOODBURY TELEPHONE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three Months Ended June 30:
--------------------------------------------------------------------------------
                                                1995                1994
--------------------------------------------------------------------------------
Operating revenues:
--------------------------------------------------------------------------------
     Local service                       $   762,547         $   721,786
--------------------------------------------------------------------------------
     Network service                       2,201,997           2,058,033
--------------------------------------------------------------------------------
     Other                                   224,328             249,567
--------------------------------------------------------------------------------
     Provision for                            33,617               (901)
     uncollectibles                           ------               -----
     (deduction)
--------------------------------------------------------------------------------
                                           3,155,255           3,030,287
--------------------------------------------------------------------------------
Operating expenses:
--------------------------------------------------------------------------------
     Maintenance                             700,065             710,433
--------------------------------------------------------------------------------
     Depreciation and                        692,845             640,566
     amortization
--------------------------------------------------------------------------------
     General office                          312,477             291,245
--------------------------------------------------------------------------------
     Commercial                              354,779             388,245
--------------------------------------------------------------------------------
     Other                                   219,153             218,914
                                             -------             -------
--------------------------------------------------------------------------------
                                           2,279,319           2,249,403
                                           ---------           ---------
--------------------------------------------------------------------------------
                                             875,936             780,884
--------------------------------------------------------------------------------
Other income:
--------------------------------------------------------------------------------
     Rental of telephone                      75,068              82,265
     equipment & other, net
--------------------------------------------------------------------------------
     Interest                                 31,642              20,583
                                              ------              ------
--------------------------------------------------------------------------------
                                             106,710             102,848
                                             -------             -------
--------------------------------------------------------------------------------
                                             982,646             883,732
--------------------------------------------------------------------------------
Interest expense                             205,043             205,534
                                             -------             -------
--------------------------------------------------------------------------------
Income before income taxes                   777,603             678,198
--------------------------------------------------------------------------------
Income taxes                                 310,559             220,385
                                             -------             -------
--------------------------------------------------------------------------------
                 NET INCOME              $   467,044         $   457,813
---------------------------------------=========================================
Per share of common stock:
--------------------------------------------------------------------------------
     Net income                              $  0.61             $  0.60
---------------------------------------=========================================
     Dividends                               $   .38             $   .38
---------------------------------------=========================================
Average number of shares of
     Common Stock outstanding                769,107             769,107
--------------------------------------------------------------------------------
See accompanying notes.
--------------------------------------------------------------------------------


                         THE WOODBURY TELEPHONE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Six Months Ended June 30:
--------------------------------------------------------------------------------
                                                1995                1994
                                                ----                ----
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
--------------------------------------------------------------------------------
     Net income                          $   990,659          $  864,573
--------------------------------------------------------------------------------
     Depreciation                          1,305,724           1,199,879
--------------------------------------------------------------------------------
     Other, net                             (691,786)           (375,181)
                                            ---------           ---------
--------------------------------------------------------------------------------
     NET CASH PROVIDED BY                  1,604,597           1,689,271
     OPERATING ACTIVITIES
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
--------------------------------------------------------------------------------
     Purchases of telephone               (1,078,242)         (1,194,166)
     plant & other property
--------------------------------------------------------------------------------
     NET CASH USED BY INVESTING
     ACTIVITIES                           (1,078,242)         (1,194,166)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------------------------------------------------------------------
     Dividends                             (584,521)            (584,521)
                                           ---------            ---------
--------------------------------------------------------------------------------
     NET CASH USED BY FINANCING
     ACTIVITIES                            (584,521)            (584,521)
                                           ---------            ---------
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            (58,166)             (89,416)
--------------------------------------------------------------------------------
Cash and cash equivalents at               1,942,924           2,154,497
beginning of period
--------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT         $ 1,884,758         $ 2,065,081
    END OF PERIOD                         ----------          ----------
--------------------------------------------------------------------------------
See accompanying notes.
--------------------------------------------------------------------------------


                         THE WOODBURY TELEPHONE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1995



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

                  Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                  The condensed balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                         THE WOODBURY TELEPHONE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                  JUNE 30, 1995

Note 2 - Income Taxes

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                                 Six-month period ended:
--------------------------------------------------------------------------------
                                       June 30, 1995       June 30, 1994
--------------------------------------------------------------------------------
Amount based on statutory federal        $   552,800          $  476,384
income tax rate
--------------------------------------------------------------------------------
State income taxes less federal              123,404             106,346
tax effect
--------------------------------------------------------------------------------
Investment tax credit                        (36,000)            (36,000)
amortization
--------------------------------------------------------------------------------
Other                                         (4,982)            (10,174)
                                              -------            --------
--------------------------------------------------------------------------------
Income taxes                             $   635,222         $   536,556
                                            ========            ========
--------------------------------------------------------------------------------



                         THE WOODBURY TELEPHONE COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Operating revenues increased by $255,078 (4.2%) and by $124,968 (4.1%) for the six and three-month periods ended June 30, 1995, respectively over the comparable 1994 periods. For each period the increase is largely due to more favorable access charge settlements and a growth in the customer base.

Operating expenses increased by $116,511 (2.6%) for the six-month period ended June 30, 1995 over the comparable 1994 period. The increase is largely due to an increase in depreciation and amortization expense of $105,848 (8.3%), reflecting increased investment in telephone plant in service. For the three-month period ended June 30, 1995, operating expenses increased $29,916 (1.3%), over the comparable period in 1994. A depreciation and amortization expense increase of $52,279 (8.2%), was mitigated by a decline in all other operating expenses combined of $22,363 (1.4%) for the period.

Other income increased for the six-month period ended June 30, 1995 by $86,878 (51.9%) compared to the comparable period ended June 30, 1994. The increase was due primarily to increased charges for rental of equipment effective in May of 1994, and a higher rate of interest earned on temporary investments of the Company's cash. For the three-month period ended June 30, 1995, compared to 1994, other income increased by $3,862 (3.8%). Higher interest earned on temporary cash investments was partially offset by a decline in miscellaneous sales of telephone equipment.

As of June 30, 1995, current assets exceeded current liabilities by $3,379,182, an increase of $753,224 compared to December 31, 1994. Cash provided by operating activities for the six months ended June 30, 1995 was $1,604,597, a decrease of $84,674 from the comparable period for 1994. The Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover expenditures and dividends declared during the remainder of 1995.

                         THE WOODBURY TELEPHONE COMPANY

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1995


                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

On April 5, 1995, the Company held its meeting of shareholders. At the annual meeting, the shareholders voted on (i) the election of three Class III directors who will hold office until 1998 and until their successors are elected and qualified, and (ii) the ratification of the selection of Ernst & Young LLP as independent auditors for the calendar year 1995. The following sets forth the results of such voting:

                                     Total       Voted     Voted       Broker
                                     Votes       For       Against     Nonvotes

(i) Election of Class III
          Directors:

         (a)Joyce M. Davis           659,448      654,304    5,144       0

         (b)J.Garry Mitchell         659,448      658,934     514        0

         (c)Donald E. Porter         659,448      656,549    2,899       0


                                     Total       Votes     Votes
                                     Votes       For       Against  Abstentions

(ii)Independent
    Auditors                         659,448     654,137   325      4,986

                         THE WOODBURY TELEPHONE COMPANY

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1995


                                     PART II


                                OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K - None.
-------------------------------------------------

The Company did not file any reports on Form 8-K during the six months ended June 30, 1995.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE WOODBURY TELEPHONE COMPANY


DATE  _______________________                   BY  ____________________________
                                                       Donald E. Porter
                                                      President & Treasurer


DATE  ______________________                    BY  ____________________________
                                                       William R. Platt
                                                          Controller