Form 10-Q
period 1995-09-30
WOODBURY TELEPHONE CO
filed 1995-11-13
CIK 108202

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED SEPTEMBER 30, 1995    COMMISSION FILE NUMBER 0-8621

                      THE WOODBURY TELEPHONE COMPANY
          (Exact name of registrant as specified in its charter)

        CONNECTICUT                                      06-0594990
   (State or other jurisdiction of                (IRS Employer
      incorporation or organization)               ID Number)

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

        CLASS                       OUTSTANDING AT OCTOBER 31, 1995
        Common Stock, par value                 769,107
           $2.50 per share

                      THE WOODBURY TELEPHONE COMPANY


                                 FORM 10-Q


                                   INDEX


                                                                   Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -
           September 30, 1995 and December 31, 1994                  3-4

         Condensed Statements of Income -
           Nine Months Ended September 30, 1995 and 1994             5

         Condensed Statements of Income -
           Three Months Ended September 30,1995 and 1994             6

         Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1994             7

         Notes to Condensed Financial Statements                     8-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            11

                      THE WOODBURY TELEPHONE COMPANY


                                 FORM 10-Q


                   FOR QUARTER ENDED SEPTEMBER 30, 1995




                                  PART I


                           FINANCIAL INFORMATION


                      THE WOODBURY TELEPHONE COMPANY
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                 September 30, 1995         December 31, 1994

ASSETS
CURRENT ASSETS
    Cash & cash equivalents        $2,078,290                 $ 1,942,924
    Accounts receivable, less
    allowance for losses of
    $60,000                         1,752,805                   1,765,155
    Other receivables                 942,296                   1,260,337
    Materials & supplies, at cost     474,971                     430,899
    Prepaid expenses                  187,356                     141,842
    Estimated income tax deposits
    in excess of current provisoin    244,192                  __________

         TOTAL CURRENT ASSETS       5,679,910                   5,541,157
TELEPHONE PLANT & OTHER PROPERTY
     In service                    41,259,476                  39,850,063
     Plant under construction          16,492
     Less accumulated depreciation 20,573,636                  18,955,421
     Other property                    76,717                      76,717
                                   20,779,049                  20,971,359
OTHER ASSETS
     1% Investment in Springwich
     Cellular Limited Partnership     535,068                     535,068
     Deferred charges, less           516,068                     623,642
     accumulated amortization
     Regulatory asset                 368,486                     412,711
                                    1,419,622                   1,571,421
                                  $27,878,581                 $28,083,937

                      THE WOODBURY TELEPHONE COMPANY
                    CONDENSED BALANCE SHEETS-CONTINUED
                                (Unaudited)

                                    September 30, 1995     December 31, 1994

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                 $ 1,808,615              $ 1,984,024
    Advance billings & customer          283,948                  280,918
    deposits
    Accrued interest                     135,000                  337,500
    Income taxes                      __________                  312,757
       TOTAL CURRENT LIABILITIES       2,227,563                2,915,199
LONG-TERM DEBT                         9,000,000                9,000,000
DEFERRED CREDITS
     Income taxes                      2,486,272                2,407,979
     Investment tax credits              294,114                  348,114
     Regulatory liability                835,066                  914,060
                                       3,615,452                3,670,153
OTHER LONG-TERM LIABILITIES              441,921                  359,617
SHAREHOLDERS' EQUITY
     Common Stock, par value
     $2.50 per share, authorized
     1,250,000 shares, issued and
     outstanding 769,107 shares        1,922,768                1,922,768
     Additional paid-in capital        1,475,394                1,475,394
     Retained earnings                 9,195,483                8,740,806
                                      12,593,645               12,138,968
See accompanying notes.              $27,878,581              $28,083,937


                      THE WOODBURY TELEPHONE COMPANY
                      CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                    NINE MONTHS ENDED SEPTEMBER 30:
                                         1995                        1994
Operating revenues:
     Local service                    $2,288,009                  $2,146,104
     Network service                   6,399,422                   6,311,309
     Other                               727,290                     725,803
     Provision for uncollectibles        (49,122)                     (7,577)
     (deduction)
                                        9,365,599                   9,175,639
Operating expenses:
     Maintenance                        2,394,649                   2,289,028
     Depreciation and                   2,079,749                   1,923,440
     amortization
     General office                       682,688                     704,275
     Commercial                         1,024,140                   1,063,151
     Other                                677,006                     628,228
                                        6,848,232                   6,608,122
                                        2,517,367                   2,567,517
Other income:
     Rental of telephone                  262,129                     189,847
     equipment & other, net
     Interest                              90,524                      63,040
                                          352,653                     252,887
                                        2,870,020                   2,820,404
Interest expense                          616,988                     616,145
Income before income taxes              2,253,032                   2,204,250
Income taxes                              921,574                     847,796
                 NET INCOME            $1,331,458                  $1,356,454
Per share of common stock:
     Net income                             $1.73                       $1.76
     Dividends                              $1.14                       $1.14
     Average number of shares of
     Common stock outstanding             769,107                     769,107
See accompanying notes.

                      THE WOODBURY TELEPHONE COMPANY
                      CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30:
                                          1995                        1994
Operating revenues:
     Local service                   $  781,453                  $  728,611
     Network service                  2,025,573                   2,163,227
     Other                              261,408                     231,071
     Provision for                      (11,976)                     (1,333)
     uncollectibles
     (deduction)
                                      3,056,458                   3,121,576
Operating expenses:
     Maintenance                        988,069                     948,336
     Depreciation and                   702,308                     651,847
     amortization
     General office                      58,574                      56,581
     Commercial                         336,543                     342,571
     Other                              237,287                     199,846
                                      2,322,781                   2,199,181
                                        733,677                     922,395
Other income:
     Rental of telephone                 70,182                      63,898
     equipment & other, net
     Interest                            28,352                      21,748
                                         98,534                      85,646
                                        832,211                   1,008,041
Interest expense                        205,060                     204,920
Income before income taxes              627,151                     803,121
Income taxes                            286,352                     311,240
                 NET INCOME            $340,799                    $491,881
Per share of common stock:
     Net income                           $0.44                       $0.64
     Dividends                             $.38                        $.38
Average number of shares of
     Common Stock outstanding           769,107                     769,107
See accompanying notes.

                      THE WOODBURY TELEPHONE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                            NINE MONTHS ENDED SEPT. 30, 1995
                                     1995                           1994
OPERATING ACTIVITIES:
     Net income                    $1,331,458                    $1,356,454
     Depreciation                   1,972,176                     1,815,868
     Other, net                      (511,620)                     (473,731)
     NET CASH PROVIDED BY           2,792,014                     2,698,591
     OPERATING ACTIVITIES
INVESTING ACTIVITIES:
     Purchases of telephone        (1,779,866)                   (2,013,259)
plant & other property
     NET CASH USED BY INVESTING
                     ACTIVITIES    (1,779,866)                   (2,013,259)
FINANCING ACTIVITIES:
     Dividends                       (876,782)                     (876,781)
     NET CASH USED BY FINANCING
                      ACTIVITIES     (876,782)                     (876,781)

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS              135,366                     (191,449)
Cash and cash equivalents
at beginning of period               1,942,924                     2,154,497
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                  $2,078,290                    $1,963,048

See accompanying notes.

                       THE WOODBURY TELEPHONE COMPANY

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995



NOTE 1 -BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS OF THE WOODBURY TELEPHONE COMPANY (THE COMPANY) HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLESFOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. ALL ADJUSTMENTS WERE OF A NORMAL RECURRING NATURE.

OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING DECEMBER 31, 1995. FOR FURTHER INFORMATION, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.

THE CONDENSED BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                      THE WOODBURY TELEPHONE COMPANY

            NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

                            SEPTEMBER 30, 1995

NOTE 2 - INCOME TAXES

A RECONCILIATION OF THE AMOUNT OF INCOME TAXES BASED ON THE
STATUTORY FEDERAL INCOME TAX RATE TO INCOME TAXES REFLECTED IN
OPERATIONS FOLLOWS:

                                                  NINE-MONTH PERIOD ENDED
                                September 30,  1995      September 30, 1994

Amount based on statutory
federal income tax rate              $766,031                   $749,445
State income taxes less
federal tax effect                    171,005                    167,303
Investment tax credit amortization    (54,000)                   (54,000)
Other                                  38,538                    (14,952)
Income taxes                         $921,574                    $847,796

                      THE WOODBURY TELEPHONE COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING REVENUES INCREASED BY $189,960 (2.1%) FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 OVER THE COMPARABLE 1994 PERIOD. LOCAL SERVICE REVENUES INCREASED $141,905 (6.6%) IN 1995 COMPARED TO 1994. THIS INCREASE WAS LARGELY DUE TO AN INCREASE IN THE NUMBER OF BUSINESS ACCESS LINES OF 262 (6.6%), AND IN THE NUMBER OF RESIDENCE ACCESS LINES OF 466 (3.4%). NETWORK SERVICES REVENUES INCREASED BY $88,113 (1.4%) FOR THE 1995 PERIOD COMPARED TO 1994. THE INCREASE IS LARGELY DUE TO AN INCREASE IN INTER-STATE ACCESS CHARGE SETTLEMENTS OF $131,322 (3.8%) IN 1995 COMPARED TO 1994. NETWORK SERVICE REVENUES FOR 1994 INCLUDE A NON-RECURRING SETTLEMENT OF ABOUT $43,500 FROM SOUTHERN NEW ENGLAND TELEPHONE, (SNET) FOR CERTAIN JOINTLY-PROVIDED CIRCUITS. OPERATING REVENUES DECREASED BY $65,118 (2.1%) FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995, COMPARED TO 1994. AN INCREASE IN LOCAL SERVICE REVENUES OF $52,842 (7.3%) WAS MITIGATED BY A DECLINE IN NETWORK SERVICE REVENUES OF $137,654 (6.4%). THE DECLINE IN NETWORK SERVICE REVENUES WAS DUE PRIMARILY TO A DECREASE IN INTER-STATE ACCESS CHARGE SETTLEMENTS OF $108,292 (9.0%) FOR THE 1995 PERIOD COMPARED TO 1994.

OPERATING EXPENSES INCREASED BY $240,110 (3.5%) FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 OVER THE COMPARABLE 1994 PERIOD. THE INCREASE IS LARGELY DUE TO AN INCREASE IN DEPRECIATION AND AMORTIZATION EXPENSE OF $156,309 (8.1%), REFLECTING INCREASED INVESTMENT IN TELEPHONE PLANT IN SERVICE. AN INCREASE IN MAINTENANCE EXPENSES OF $95,621 (4.2%) WAS PARTIALLY OFFSET BY A DECREASE IN GENERAL OFFICE EXPENSES OF $21,587 (3.1%), AND IN COMMERCIAL EXPENSES OF $39,011 (3.7%) FOR THE 1995 PERIOD COMPARED TO 1994, AS CERTAIN PERSONNEL WERE RE-ASSIGNED FROM CORPORATE OPERATIONS TO PLANT OPERATIONS. OTHER EXPENSES INCLUDED AN INCREASE IN CALL COMPLETION EXPENSE OF $90,984 (207.4%) IN 1995 COMPARED TO 1994. THE INCREASE IS DUE PRIMARILY TO IMPLEMENTATION OF A REVISED AGREEMENT WHEREBY SNET PROVIDES DIRECTORY ASSISTANCE FOR THE COMPANY. THE OLD AGREEMENT EXPIRED JULY 26, 1994. UNDER A TARIFF WHICH TOOK EFFECT JULY 27, 1994, COINCIDENT WITH THE NEW AGREEMENT WITH SNET, WOODBURY TELEPHONE BEGAN BILLING ITS CUSTOMERS FOR CERTAIN DIRECTORY ASSISTANCE CHARGES. ADDITIONAL NETWORK SERVICE REVENUES OF ABOUT $72,000 WERE RECORDED IN THE NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO ABOUT $18,000 IN THE COMPARABLE 1994 PERIOD.

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995, OPERATING EXPENSES INCREASED $123,599 (5.6%), OVER THE COMPARABLE PERIOD IN 1994. DEPRECIATION AND AMORTIZATION EXPENSE INCREASED $50,461 (7.7%) IN 1995 COMPARED TO 1994. ALSO, OTHER EXPENSES INCREASED BY $37,441 (18.7%) FOR THE 1995 PERIOD COMPARED TO 1994. THIS INCREASE INCLUDES INCREASED DIRECTORY ASSISTANCE CHARGES OF $43,166 (125.6%).

AS OF SEPTEMBER 30, 1995, CURRENT ASSETS EXCEEDED CURRENT LIABILITIES BY $3,452,347, AN INCREASE OF $826,389 COMPARED TO DECEMBER 31, 1994. CASH PROVIDED BY OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 WAS $2,792,014, AN INCREASE OF $94,423 FROM THE COMPARABLE PERIOD FOR 1994. THE COMPANY ANTICIPATES THAT AVAILABLE CASH, INCLUDING THAT PROVIDED BY CURRENT OPERATING ACTIVITIES, WILL BE SUFFICIENT TO COVER CAPITAL EXPENDITURES AND DIVIDENDS DECLARED DURING THE REMAINDER OF 1995.

                      THE WOODBURY TELEPHONE COMPANY

                                 FORM 10-Q

                   FOR QUARTER ENDED SEPTEMBER 30, 1995


                                  PART II

                             OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE WOODBURY TELEPHONE COMPANY


November 13, 1995                           Donald E. Porter
Date                                        Donald E. Porter
                                            President & Treasurer

November 13, 1995                           William R. Platt
Date                                        William R. Platt
                                            Controller