Form 10-Q/A
period 1995-09-30
WOODBURY TELEPHONE CO
filed 1995-12-08
CIK 108202

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

                       AMENDMENT NO. 1 TO FORM 10-Q


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


Exhibit 3(ii). This Form 10-Q is being amended to include Exhibit 3(ii), which reports an amendment to Article III, Section 2 of the Bylaws

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE WOODBURY TELEPHONE COMPANY


December 8, 1995                            Donald E. Porter
Date                                        Donald E. Porter
                                            President & Treasurer

December 8, 1995                            William R. Platt
Date                                        William R. Platt
                                            Controller