Form 10-K
period 1995-12-31
WOODBURY TELEPHONE CO
filed 1996-03-29
CIK 108202

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.
                               20549

                             FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the year ended DECEMBER 31, 1995     Commission file number 0-8621

                   THE WOODBURY TELEPHONE COMPANY
        (Exact name of registrant as specified in its charter)

          CONNECTICUT                            06-0594990
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

299 MAIN STREET SOUTH, WOODBURY, CT                 06798
         (address of principal                     Zip Code
          executive offices)

Registrant's telephone number, including area code - (203) 263-2121

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $2.50 A SHARE
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./__/

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 9, 1996.

                 COMMON STOCK, $2.50 PAR VALUE--$19,227,675*
              (based on the market value on February 23, 1996)

*Southern New England Telecommunications Corporation ("Telecommunications") owns 280,645 shares (or 36.5%) of the Company's Common Stock. However, it is the Company's position, with which Telecommunications concurs, that Telecommunications is not an affiliate of the Company despite its stock ownership, because for the past several years the Company's management has held sufficient proxies to elect the Board of Directors' nominees without regard to Telecommunications' vote of its shares. Excluding Telecommunications' stock, the aggregate market value of the Common Stock as of February 23, 1996 was $12,211,550.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 27, 1996.

                   COMMON STOCK, $2.50 PAR VALUE--769,107

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1995 Annual Report are incorporated by reference into
Part II hereof and filed as Exhibit 13 hereto.
Portions of the proxy statement mailed on or about March 4, 1996, for the annual shareholders' meeting to be held April 3, 1996 are incorporated by reference into Part III.

                              PART I


Item 1. BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS - The Woodbury Telephone Company (the "Company") is a Connecticut corporation which commenced business in 1899. The purposes for which the Company was formed, as set forth in its Certificate of Organization, are to build, own, equip, buy, sell, operate and maintain systems of telephone exchange in any or all of the cities, towns and villages of the State of Connecticut; and systems and methods of communication from and between any or all of said cities, towns and villages by means of telephones and telephone apparatus; and, generally, to lease, rent, sell and buy telephones and telephone apparatus, and rights of every and all description. The Certificate of Organization of the Company, as amended, permits it to enter into businesses in addition to the telephone business. However, the Company has no present plans to enter into any other business.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - The sole business in which the Company is engaged and its only industry segment is providing telephone services (both regulated and unregulated) to its customers as hereinafter described in Item 1(c).

         (c)  NARRATIVE DESCRIPTION OF BUSINESS

              1. (i) PRINCIPAL BUSINESS - The Company is engaged in the business of furnishing local exchange telephone services, intrastate toll services, and access to long distance telephone services (both intrastate and interstate). The Company also sells telephone equipment. The Company currently is the primary provider of local exchange service in the major portions of the Towns of Woodbury, Southbury, and Bethlehem, Connecticut, and provides local exchange service to small portions of the Towns of Oxford and Roxbury, Connecticut (the area to which the Company provides exchange service being sometimes hereinafter referred to as its "Service Area"). The Service Area was established by agreement with The Southern New England Telephone Company ("SNET"). The Service Area has been accepted by the Department of Public Utility Control of the State of Connecticut ("DPUC") and is incorporated in tariffs filed by the Company with the DPUC; however, as described in clause (x) below regarding competition, recent Connecticut and Federal legislation may enable competitive providers to offer local service in the Service Area. The Company has no geographical limitation on its unregulated business. The Company's business and number of customers has grown with the increase in the population of the Service Area and the introduction of new telecommunications applications (e.g., facsimiles, computer-based communications). Future growth is expected to be impacted by population increases; however, competition (as described in clause (x) below) and additional expansion of telecommunications applications, including a growing proficiency in telecommunications-based technology, may have a greater influence on the Company's business. The total number of exchange lines in service at the end of each of the last five years was 16,174 for 1991, 16,640 for 1992, 17,240 for 1993, 17,977
for 1994 and 18,710 for 1995. Approximately 59% of the Company's exchange lines are located in the Town of Southbury, 29% in the Town of Woodbury, 10% in the Town of Bethlehem, and 2% in the Towns of Oxford and Roxbury combined. The Company provides local exchange service in the Service Area to its customers through central office switching equipment and cables (underground and attached to poles). Customers have the option of purchasing or leasing their telephone instrument and other terminal equipment from the Company or other sources. The Company's lines and cables are interconnected with those of other telephone companies in the United States and many other countries through the facilities of SNET and other carriers. The Company provides intrastate toll service through SNET tariffs, as approved by the DPUC. The Company provides intrastate and interstate access through National Exchange Carrier Association Tariff No.
5. The Company has upgraded its switching system to provide for equal access to interstate carriers (e.g., AT&T, Sprint, MCI).

              (ii) NEW PRODUCTS - The Company has no present plans to introduce a new product or enter into business in a second industry segment which would require the investment of a material amount of the assets of the Company, or which is otherwise material. However, the Company, SNET Springwich, Inc. and Granby Telephone & Telegraph Co. (a Massachusetts local exchange carrier) are parties to a limited partnership agreement pursuant to which the Company holds a 1% investment interest in Springwich Cellular Limited Partnership ("Springwich"), a limited partnership that provides cellular mobile telephone service. The Company's allocation of profits and losses are determined in accordance with such agreement.

              (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS - The Company is not directly dependent on the availability of raw materials, but is dependent on its suppliers to furnish it with finished goods and products. The Company has alternative sources of supplies and is not dependent on any one supplier of finished goods and products.

              (iv) REGULATION - The Company is a public service company subject to regulation by the DPUC as to intrastate rates and services, issuance of securities, reporting requirements, and other matters. The Company is also subject to regulation by the Federal Communications Commission ("FCC") as to interstate access charges, reporting requirements, use of a uniform system of accounting established by the FCC for telephone companies, and other matters.

              (v) SEASONAL BUSINESS - No material portion of the Company's business is seasonal.

              (vi) WORKING CAPITAL ITEMS - The Company bills its customers on a monthly basis for interstate and intrastate toll calls (to the extent it maintains a billing and collection arrangement with the interstate carrier) made during the preceding month and in advance, at established rates, for local exchange service. The Company also has various arrangements with interexchange carriers for access to the Company's network. None of its current business practices results in any unusual demands on working capital requirements.

              (vii) CUSTOMERS - Substantially all of the Company's customers are users of telephone services in the Service Area and interexchange carriers that pay access charges to the Company. No material part of the business of the Company is dependent on a single customer or a few customers who use its telephone services, purchase telephone equipment, or pay access charges. At this time, a significant portion of the customers in the Service Area have selected one interexchange carrier as their long-distance carrier. Therefore, a material portion of the Company's access charges for interstate service are derived from that carrier. Notwithstanding the foregoing, a change of carrier by such customers would not materially affect the Company's revenue from access charges since the carriers replacing the current carrier would be required to pay the same access rates under the applicable tariff.

              (viii) BACKLOG - The Company ordinarily completes orders for telephone service within five (5) working days of receipt. There has never been any material number of uncompleted orders for service. The nature of the Company's business does not permit a reporting of the dollar amount of uncompleted orders for service.

              (ix) GOVERNMENT CONTRACTS - No material portion of the Company's business is with the Government.

              (x) COMPETITION - As a result of regulatory, legislative and judicial rulings, telephone service is structured in basically three "unbundled" markets:

                    1.  Local exchange telephone service;

                    2.  Network services, interstate andintrastate; and

                    3.  Competitive services.

                    Currently, competition for the Company and other local exchange carriers generally is in the areas of billing and collection of interstate services, directory advertising and customer premises equipment.

                    An increasing number of customers are providing their own equipment and other facilities in lieu of equipment and facilities leased by the Company. The Company offers customer premises equipment on an unregulated basis under an FCC approved plan.

                    FCC's decisions limited the ability of local telephone companies to provide interstate toll services. The Company does not provide such services at the present time. The method for compensating the Company for its services in connection with interstate toll calls is based on access charges. These access charges are paid by the interstate toll carriers and end users. Under this system, the Company's revenues from interstate toll calling are not affected by the caller's choice of carrier.

                    Regulatory and judicial rulings have generally increased competition within the telephone industry by requiring AT&T to divest itself of the 22 Bell operating companies and deregulating the provision of new terminal equipment and enhanced services. In addition, the Telecommunications Act of 1996 (the "Federal Telecommunications Act") recently became law. Among other things, the Federal Telecommunications Act opens local phone markets to competition by imposing interconnection, resale and unbundling obligations on all local exchange carriers.

                   The Federal Telecommunications Act includes several protections and exemptions for a "rural telephone company." The Company qualifies as such a rural telephone company because it provides telephone exchange services to fewer than 50,000 access lines. As a result, for example, the DPUC would have to make certain economic and technical determinations, consistent with universal service principles, before requiring the Company to unbundle and/or resell its services under the Federal Telecommunications Act. Based on the foregoing and given its recent enactment, the Company cannot reasonably estimate the competitive effect of the Federal Telecommunications Act on it, though the Company anticipates that the Federal Telecommunications Act will generally promote increased competition in the U.S. telecommunications industry.

                    Separate from, and prior to the enactment of, the Federal Telecommunications Act, Connecticut has taken steps to increase competition in the provision of local exchange telephone service. Sections 16-247a et seq. of the Connecticut General Statutes, "An Act Implementing the Recommendations of the Telecommunications Task Force," effective July 1, 1994 (the "Connecticut Telecommunications Act"), promotes broader competition in the Connecticut telecommunications market, with the stated goal of assuring high quality customer and technical services. The DPUC has been charged with implementing the Connecticut Telecommunications Act. It has held numerous hearings and meetings designed to identify competitive services, emerging competitive services and noncompetitive services, and to establish a regulatory framework consistent with the legislation.

                   The Company has been participating in the proceedings involving the implementation of the Connecticut Telecommunications Act, and the DPUC has opened three dockets to examine the cost of providing service, intrastate depreciation rates, and unbundling the local telecommunications network, respectively, for the Company. The DPUC has completed a conceptual analysis that establishes a "vision" for Connecticut's telecommunications infrastructure, but given the number of interested parties, the volume of dockets involved in the proceeding, and the relative importance of the regulatory process, the DPUC has not adopted a detailed plan to implement the Connecticut Telecommunications Act as it affects the Company. However, the DPUC has made several decisions in corresponding dockets concerning SNET (currently the largest provider of local telecommunications services in Connecticut). While the Company cannot anticipate the precedential effect of the SNET dockets, the Company expects that decisions in those dockets will serve as the basis for the proceedings in the Company's dockets.

                   Since the proceedings in the SNET dockets have not been completed, the Company cannot reasonably estimate the applicability of the competitive principles adopted therein. In general, as the result of proceedings in its dockets, SNET is in the process of unbundling its local network, reselling its local exchange services, and providing equal access to competitive carriers for in-state toll services. In connection with the implementation of the Connecticut Telecommunications Act, more than 100 organizations have been certified to operate as telecommunications companies in Connecticut, including several (including AT&T and MCI) that have been certified to provide local service. It is expected that the implementation process will continue through 1996, and SNET will experience competition in its local exchanges during that time.

                   Although the Company anticipates some changes in the conduct of its business due to the Connecticut Telecommunications Act, the Company cannot reasonably estimate the effects, if any, of such legislation. Also, the Federal Telecommunications Act may affect proceedings involving the Company under the Connecticut Telecommunications Act. As mentioned above, certain aspects of the Company's business will be examined in separate dockets, and the DPUC will likely focus on the Company in 1996.

           2. (i) RESEARCH ACTIVITIES - The Company continually reviews technological advances in products and methods of providing services used or usable by it. Expenses for these activities are classified as general operating expenses. No material amount of money, or time of any employee or officer of the Company, is spent on Company sponsored research and development activities or customer sponsored research activities.

              (ii) CUSTOMERS - The Company does not have sales in an amount equal to ten (10%) percent or more of its revenue to any single customer or to any group of customers under common control or affiliated with each other.

              (iii) COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS - Compliance by the Company with Federal, state, and local provisions relating to the discharge of materials into the environment or otherwise relating to the protection of the environment does not have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

              (iv) EMPLOYEES - As of December 31, 1995, the Company employed 70 persons. In January, 1996, the Company negotiated a three year contract with its nonmanagement employees who are represented by the Connecticut Union of Telephone Workers, Inc., which contract will expire January 31, 1999.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES - Substantially all operating revenues and sales of the Company were derived from the Service Area.

Item 2.  PROPERTIES.

        The Company's executive office is located on Main Street, Woodbury, Connecticut. The Company owns a building adjacent to the executive office, which serves as the Company's commercial and accounting offices and its customer service center. The Company's two central offices, which contain its primary switching equipment, are located in the Towns of Woodbury and Southbury in buildings owned by the Company and situated on land that it owns in fee. Substantially all connecting lines that are not located on customers' premises are located on public roads, streets, and highways.
The remainder of the connecting lines and remote switching locations are located on property pursuant to easements or permits in favor of the Company. Most of the poles that hold the Company's cables and lines are owned jointly by the Company and an electric light and power company. Substantially all other telephone plant is owned by the Company.

         Capital expenditures for all telephone plant were approximately $3,630,000 for 1991, $1,812,000 for 1992, $2,041,000 for 1993, $3,536,000
for 1994 and $2,076,000 for 1995. Included were the replacement of the Company's older poles and cable and additions to its central office equipment. All of the Company's customers are served by digital central office switching equipment, which the Company upgraded in 1992.

         Based on estimates of population growth and current business practices, the Company's central office buildings are believed to be adequate to serve its customers for at least the next fifteen years. The Company possesses sufficient garage and storage facilities, primarily under a long term lease of certain property located in Woodbury, Connecticut. Under the terms of such lease, in the second half of 2004, the Company possesses the option to purchase such property at its then fair market value. All telephone plant is adequate to serve the Company's present customers. As required by increased demand for service, additional plant will be added.

         The Company is indebted pursuant to an Indenture of Mortgage and Deed of Trust dated as of February 1, 1973, as amended by a First Supplemental Indenture dated as of April 1, 1975, a Second Supplemental Indenture dated as of November 1, 1977, a Third Supplemental Indenture dated March 1, 1982, and a Fourth Supplemental Indenture dated as of July 31, 1992, by and between the Company and The First National Bank of Boston as Trustee, pursuant to which the Company issued its Series A, B, C, D, E, F and G First Mortgage Bonds. Series A, B, C, D, E and F have been paid and retired. The payment of Series G bonds, in the aggregate outstanding principal amount of $9,000,000 as of December 31, 1995, is secured by a first mortgage of substantially all of the Company's property.

Item 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders since the last annual meeting of the Company.

                              PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The discussion of the market for the Company's Common Stock, dividends paid, and other information with respect thereto contained on page 4 of the Company's 1995 Annual Report attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

         The Selected Financial Data on page 2 of the Company's 1995 Annual Report attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations on page 5 of the Company's 1995 Annual Report attached hereto as Exhibit 13 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and the report of Ernst & Young LLP, independent auditors, dated February 5, 1996, included on pages 6 through 15 of the Company's 1995 Annual Report attached hereto as Exhibit 13 are incorporated herein by reference. Additional financial information, which is qualified in its entirety by the above-referenced financial statements, is contained in the Financial Data Schedule attached hereto as Exhibit 27.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                             PART III


        The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to pages 4 through 10 of the Company's Proxy Statement mailed to shareholders on or about March 4, 1996.

         To the best of the Company's knowledge, based on its review of forms submitted during the year ended December 31, 1995, no officer, director or beneficial owner of more than ten percent (10%) of the Company's Common Stock failed to file or was delinquent in filing any report required to be filed in accordance with Section 16(a) of the Securities Exchange Act of 1934.

                              PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

           (a)(1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report.

              (3)  Listing of Exhibits*:

                   The Company's 1995 Annual Report
                   Consent of Independent Auditors
                   Financial Data Schedule

           (b)  Reports on Form 8-K filed in the fourth quarter of 1995 -
                None.

           (c)  Exhibits

                        (13)    The Company's 1995 Annual Report
                        (23)    Consent of Independent Auditors
                        (27)    Financial Data Schedule

           (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

     An index to the Exhibits filed or incorporated by reference immediately precedes such Exhibits.


_____________
     * The Company's previously filed Certificate of Organization (amended to September 15, 1988) is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, attached as Exhibit 3(i) thereto. The Company's Bylaws (revised to June 28, 1995) are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995, attached as Exhibit 3(ii) thereto. The Company's Fourth Supplemental Indenture of Trust dated July 31, 1992 is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, attached as Exhibit 4 thereto.

                       Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           March 27, 1996

                              THE WOODBURY TELEPHONE COMPANY


                              By /s/ J. Garry Mitchell
                                 J. Garry Mitchell
                                 Its Chairman of the Board
                                 of Directors


                              By /s/ Donald E. Porter
                                 Donald E. Porter
                                 Its Chief Executive Officer,
                                 President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By/s/ J. Garry Mitchell        By/s/ Donald E. Porter
  Chairman of the Board          A Director
  of Directors                   Donald E. Porter
  J. Garry Mitchell

Date:  MARCH 27, 1996         Date:  MARCH 27, 1996


By/s/ William C. Bassett       By/s/ Joyce M. Davis
  A Director                     A Director
  William C. Bassett             Joyce M. Davis


Date:  MARCH 27, 1996         Date:  MARCH 27, 1996


                              By/s/ John A. Michaels
                                 A Director
                                 John A. Michaels

                              Date:  MARCH 27, 1996

                    Annual Report on Form 10-K

                Item 14(a)(1) and (2), (c) and (d)

   List of Financial Statements and Financial Statement Schedule

                         Certain Exhibits

                   Financial Statement Schedule

                   Year Ended December 31, 1995

                  The Woodbury Telephone Company

                       Woodbury, Connecticut

                 Form 10-K--Item 14(a)(1) and (2)

                  The Woodbury Telephone Company

  Index to Financial Statements and Financial Statement Schedule

The report of Ernst & Young LLP, independent auditors, dated February 5, 1996, and the following financial statements of the Company, included in the Company's 1995 Annual Report, are incorporated by reference in Item 8:

     Balance sheets--December 31, 1995 and 1994

     Statements of income and retained earnings--Years ended December 31, 1995, 1994 and 1993

     Statements of cash flows--Years ended December 31, 1995, 1994 and 1993

     Notes to financial statements

The following financial statement schedule of the Company is included in
Item 14(d):

                                               PAGE NO.

Schedule II-Valuation and qualifying accounts     F-3

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              The Woodbury Telephone Company

                      Schedule II--Valuation and Qualifying Accounts


             COL. A                 COL. B                   COL. C
                                                            ADDITIONS

           Description            Balance at     Charged to Costs   Charged to
                                  Beginning of   and Expenses       Other
                                  Period                            Accounts--
                                                                    Describe
Allowance for doubtful accounts:
Year ended December 31, 1995      $60,000         $59,365
Year ended December 31, 1994      $60,000         $37,485
Year ended December 31, 1993      $40,000         $94,489


                                    COL. D         COL. E
Allowance for doubtful acounts:
Year ended December 31, 1995      $59,365         $60,000
Year ended December 31, 1994      $37,485         $60,000
Year ended December 31, 1993      $74,489         $60,000

(1) Uncollectible amounts charged off, less recoveries which are not significant in amount.

                                    EXHIBIT INDEX

                                FORM 10-K ANNUAL REPORT
                         FOR FISCAL YEAR ENDED DECEMBER 31, 1995


EXHIBIT NO.

3(i)             Certificate of Organization,               By Reference
                 amended to September 15, 1988.
                 Exhibit 3(i) to December 31,
                 1993 Form 10-K is incorporated
                 herein by reference.

3(ii)            Bylaws, revised to June 28, 1995.           By Reference
                 Exhibit 3(ii) to September 30, 1995
                 Form 10-Q is incorporated herein by
                 reference.

4                Fourth Supplemental Indenture of            By Reference
                 Trust, dated July 31, 1996.
                 Exhibit 4 to December 31, 1992
                 Form 10-K is incorporated herein by
                 reference.

13               Portions of 1995 Annual Report to           Attached
                 Stockholders

23               Consent of Ernst & Young, LLP,              Attached
                 Independent Auditors

27               Financial Data Schedule                     Attached

                                                               Exhibit 13



1995 ANNUAL REPORT
Year Ended December 31, 1995
The Woodbury Telephone Company


The financial and other information included in this Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed."

Selected Financial Data

                                  1995           1994          1993

Operating revenues          $12,592,857    $12,038,143   $11,457,557
Net income                    1,831,810      1,624,177     1,302,518
Long-term debt                9,000,000      9,000,000     9,000,000
Total assets                 27,323,156     28,083,937    26,994,308

Per share of common stock
  Net income                       2.38           2.11          1.69
  Cash dividends                   1.52           1.52          1.52

                                 1992           1991

Operating revenues          $11,422,319    $10,584,049
Net income                    1,526,030      1,237,147
Long-term debt                9,000,000      2,830,000
Total assets                 26,609,485     25,929,965

Per share of common stock:
  Net income                       1.98           1.61
  Cash dividends                   1.52           1.52

Letter to Shareholders

In 1995, The Woodbury Telephone Company completed yet another successful year. Only in 1990 did net income exceed last year's total of $1,831,810. Growth in the number of access lines served, an increase in the use of our network, the introduction of new services, and the continued efforts in cost control and improved efficiency were the chief contributors to our success.

Additional access lines, many to meet demand created by personal computers, fax machines, on-line services, the Internet, and work-at-home or telecommuting, outpaced the population growth within our service territory. The same can be said of network usage for calls beyond our extended local calling area.

In mid-year, the Company introduced CLASS services (such as Caller ID and Selective Call-Forwarding) and Voice Messaging Service. While revenues generated from these new services were relatively small in 1995, their future use may be as common as touchtone dialing and their contribution to earnings increasingly significant.

Notwithstanding the above, the key to our success in 1995 was the benefit realized from our recently introduced budgeting system. Operating expenses other than depreciation increased by 2.5% over 1994 levels and, expressed on an access line basis, actually decreased. And, we're committed to reduce them further in 1996.

This will be more necessary than ever as the day of competition in the local exchange market moves ever closer. The recent enactment by the U. S. Congress of a sweeping overhaul of communications law promises to change forever the way telecommunications and broadcast services are delivered to consumers.
With reduced regulation, increased competition, and the removal of constraints previously placed on the Regional Bell Operating Companies, consumers will expect more choice, better technology, and lower prices.

The further disposition of dockets currently under development by the Connecticut Department of Public Utility Control should provide more insight as to the Company's future position within the market. As a result of recent proceedings, The Southern New England Telephone Company is in the process of unbundling its local network, reselling its local exchange services, and providing equal access to competitive carriers for in-state toll services.
We expect a similar transformation to occcur in our service area; however, the timing and extent of such changes have yet to be determined.

Comments on 1995 would not be complete without my extension, on behalf of the entire Board of Directors, of warm wishes to John Sadek, who retired from our Board in November. John brought keen insight and years of telephone experience to the table, and he will be missed. We wish him the best.

We expect 1996 to be anything but business as usual. I speak for all employees when I assure you that we will continue to do all in our power to continue to serve our local communications consumers and you, our loyal shareholders.

/s/Donald E. Porter
Donald E. Porter
Chief Executive Officer
President and Treasurer

Description of Business

The Woodbury Telephone Company is a Connecticut corporation which commenced business in 1899. The Company is engaged in the business of furnishing local and long distance telephone servcies and selling telephone equipment. The Company is the primary provider of local telephone service in the major portions of the towns of Woodbury, Southbury, and Bethlehem, Connecticut, and also serves small portions of the towns of Oxford and Roxbury, Connecticut.
The service area was established by agreement with The Southern New England Telephone Company (SNET) and was accepted by the Department of Public Utility Control of the State of Connecticut (DPUC); however, recent state and federal legislation may enable competitive providers to offer local service in the Company's service area. The Company has no geographical limitation on its unregulated business. The total number of access lines in service at the end of each of the last five years was 16,174 for 1991, 16,640 for 1992, 17,240 for 1993, 17,977 for 1994 and 18,710 for 1995. Approximately 59% of the Company's exchange lines are located in the town of Southbury, 29% in the town of Woodbury 10% in the town of Bethlehem and 2% in the towns of Oxford and Roxbury combined. The Company provides telephone service in the service area to its customers through central office switching equipment and cables, both underground and attached to poles. Customers have the option of purchasing or leasing their telephone instruments and other terminal equipment from the Company or other sources. The Company's lines and cables are interconnected with those of other telephone companies in the United States and many other countries through the facilities of SNET and other common carriers. The
Company provides intrastate services through SNET tariffs, as approved by the DPUC. The Company provides interstate service by access tariffs to other common carriers, as approved by the Federal Communications Commission (FCC).

The Company is a public service company subject to regulation by the DPUC as to intrastate rates and services, issuance of securities, reporting requirements, and other matters. The Company is also subject to regulation by the FCC as to reporting requirements and use of a uniform system of accounting established by the FCC for telephone companies, and other matters.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The approximate number of record holders of the Company's Common Stock as of February 9, 1996 was 710. There is no active trading market in the Company's Common Stock. The prices at which stock of the Company is traded are, however, presented through the NASDAQ OTC Bulletin Board trading system using the symbol "WBTL". The prices quoted herein are based on information obtained from the NASDAQ OTC Bulletin Board. Also listed herein is the frequency and amount of dividends paid during the last two years.


                                                         DIVIDENDS PAID
                        PRICE OF COMMON STOCK               PER SHARE

                       High        Low         Close

1995:
First Quarter         $26 1/4     $23         $23              $.38
Second Quarter        $25         $22 1/2     $22 3/4          $.38
Third Quarter         $24 1/2     $23         $24 1/2          $.38
Fourth Quarter        $27         $23 3/4     $25              $.38

1994:
First Quarter         N/A         N/A         $27              $.38
Second Quarter        $30         $27         $28              $.38
Third Quarter         $28         $26 3/4     $27 1/2          $.38
Fourth Quarter        $28         $23 3/4     $24              $.38


The Company, as a regulated public utility, is allowed to earn and pay a return on the investment by its shareholders. Though there is no assurance as to future dividends, the Company has paid dividends every quarter since 1951 and expects to continue to pay dividends in the foreseeable future. The Company's ability to pay dividends is limited by the terms of an Indenture of Mortgage and Deed of Trust dated February 1, 1973, as amended, pursuant to which the Company issued first mortgage bonds having an aggregate principal amount outstanding of $9,000,000 as of December 31, 1995 such that dividends and restricted investments after January 1, 1992 may not exceed $3,000,000 plus 100% of the cumulative net income after January 1, 1992 (reduced for any net losses after such date). As of December 31, 1995, approximately $4,608,000 of retained earnings is available for dividends. The Company currently has no restricted investments.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS

Total operating revenues increased by $554,714 (4.6%) in 1995 compared to 1994, and by $580,586 (5.1%) in 1994 compared to 1993. Local service revenues increased by $191,968 (6.6%) in 1995 compared to 1994, and by $123,074 (4.4%)
in 1994 compared to 1993. These increases are due primarily to increases in the customer base for the periods of 4.1% and 4.3% respectively. Network service revenues increased by $370,215 (4.5%) in 1995 compared to 1994, due largely to increased customer usage of the toll network. Network service revenues increased by $473,616 (6.1%) in 1994 compared to 1993, as a result of generally more favorable access charge settlements, and the effects of a renegotiated agreement between the Company and The Southern New England Telephone Company
(SNET), regarding the division of revenues for certain jointly-provided long distance private line circuits. Other revenues declined by $73,108 (7.1%) in 1994 compared to 1993. The decline was caused primarily by the expiration of an agreement with SNET under which the Company received compensation for its investment in certain equipment used in providing joint services. The agreement expired November 1, 1993.

Total operating expenses increased by $347,171 (3.9%) in 1995 compared to 1994, and by $28,098 (0.3%) in 1994 compared to 1993. Depreciation and amortization expense increased by $190,362 (7.3%) in 1995 compared to 1994, and by $163,129 (6.7%) in 1994 compared to 1993. The increase in both years reflects a greater investment in telephone plant. Operating expenses other than depreciation and amortization increased by $156,809 (2.5%) in 1995 compared to 1994. Maintenance expenses increased by $139,866 (5.1%) in 1995 compared to 1994 as certain personnel were re-assigned from corporate operations to plant operations. Other expenses included an increase in call completion expense of $73,655 (67.8%) in 1995 compared to 1994. The increase is due primarily to implementation of a revised agreement whereby SNET provides directory assistance for the Company. The old agreement expired July 26, 1994. Under a tariff which took effect
July 27, 1994, coincident with the new agreement with SNET, Woodbury Telephone began billing its customers for certain directory assistance charges. Additional network service revenues related to this charge of approximately $114,000 were recorded in 1995, compared to approximately $48,000 in 1994. Operating expenses other than depreciation and amortization decreased by $135,031 (2.1%) in 1994 compared to 1993. Reduced payroll and related benefits due to a reduction in employees, coupled with increased capitalized labor incurred with the construction of certain plant facilities, contributed to the decrease in 1994.

Other income increased by $188,535 (63.0%) in 1995 compared to 1994. In 1994, there was a charge to income (reduction) of approximately $80,000 for the removal from inventory of obsolete rental equipment and repair parts. In addition, the Company raised its rental rates for telephone equipment, effective May 1, 1994.

Net income increased by $207,633 (12.8%) in 1995 compared to 1994, and by $321,659 (24.7%) in 1994 compared to 1993.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures to purchase telephone plant and equipment were approximately $2,076,000 in 1995, $3,536,000 in 1994, and $2,041,000 in 1993. In all three years cash provided by operating activities was adequate to meet the financing of capital expenditures.

Current assets exceeded current liabilities by $3,616,636 at December 31, 1995, compared to $2,625,958 at December 31, 1994. Additional liquidity is provided, if needed, by a short-term line of credit of $750,000, which expires May 31, 1996. Management expects it will be able to refinance this agreement for another year.

The Woodbury Telephone Company
Balance Sheets


ASSETS
                                                         December 31
                                                  1995                1994

Current assets:
  Cash and cash equivalents                $     2,238,782     $    1,942,924
  Accounts receivable, less allowance
   for losses of $60,000 in 1995 and 1994        1,589,030          1,765,155
  Other receivables                              1,254,484          1,260,337
  Materials and supplies-at cost                   421,306            430,899
  Prepaid expenses                                  51,689            141,842
                                           ---------------     --------------
Total current assets                             5,555,291          5,541,157


Telephone plant and other property:
  In service                                    41,179,838         39,850,063
  Accumulated depreciation (deduction)         (20,857,711)       (18,955,421)
                                           ----------------    ---------------
                                                20,322,127         20,894,642

  Other property                                    76,717             76,717
                                           ----------------    ---------------
                                                20,398,844         20,971,359


Other assets:
  1% Investment in Springwich Cellular
   Limited Partnership                             535,068            535,068
  Deferred charges, less accumulated
   amortization of $703,698 in 1995 and
   $560,265 in 1994                                480,209           623,642
  Regulatory asset                                 353,744           412,711
                                           ----------------   ----------------
                                                 1,369,021          1,571,421


                                           $    27,323,156    $    28,083,937
                                           ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         December 31
                                                   1995              1994
Current liabilities:
  Accounts payable                         $     1,281,373   $      1,984,024
  Advance billings and customers' deposits         286,640            280,918
  Accrued interest                                 337,500            337,500
  Income taxes                                      33,142            312,757
                                           ----------------  -----------------
Total current liabilities                        1,938,655          2,915,199

Long-term debt                                   9,000,000          9,000,000

Deferred credits:
  Income taxes                                   2,044,044          2,407,979
  Investment tax credits                           276,114            348,114
  Regulatory liability                             808,735            914,060
                                           ----------------  -----------------
                                                 3,128,893          3,670,153

Other liabilities                                  453,872            359,617

Shareholders' equity:
  Common Stock, par value $2.50 per share,
   authorized 1,250,000 shares, issued and
   outstanding 769,107 shares                    1,922,768          1,922,768
  Additional paid-in capital                     1,475,394          1,475,394
  Retained earnings                              9,403,574          8,740,806
                                            ---------------  -----------------
                                                12,801,736         12,138,968


                                            $   27,323,156   $     28,083,937
                                            ==============   =================

See accompanying notes.

The Woodbury Telephone Company
Statements of Income and Retained Earnings

                                           Year ended December 31
                                     1995          1994           1993
                               -------------   ------------   ------------
Operating revenues:
  Local service                 $  3,090,758   $  2,898,790   $  2,775,716
  Network service                  8,591,136      8,220,921      7,747,305
  Other                              970,328        955,917      1,029,025
  Provision for uncollectibles
   (deduction)                       (59,365)       (37,485)       (94,489)
                                -------------  -------------  -------------
                                  12,592,857     12,038,143     11,457,557

Operating expenses:
  Maintenance                      2,902,074      2,762,208      2,763,438
  Depreciation and amortization    2,791,605      2,601,243      2,438,114
  General office                   1,268,579      1,263,010      1,391,977
  Commercial                       1,377,052      1,398,643      1,424,074
  Other                              906,922        873,957        853,360
                                ------------    ------------    -----------
                                   9,246,232      8,899,061      8,870,963
                                ------------    ------------  -------------
                                   3,346,625      3,139,082      2,586,594

Other income:
  Rental of telephone equipment
    and other, net                   358,759        204,574        175,688
  Interest                           129,163         94,813         81,887
                                ------------   -------------  -------------
                                     487,922        299,387        257,575
                                ------------   -------------  -------------
                                   3,834,547      3,438,469      2,844,169

Interest expense                     827,011        821,562        839,830
                                 ------------   ------------  -------------
Income before income taxes         3,007,536      2,616,907      2,004,339

Income taxes                       1,175,726        992,730        701,821
                                 ------------   ------------  -------------
Net income (per share:
  1995-$2.38; 1994-$2.11;
  1993-$1.69)                      1,831,810      1,624,177      1,302,518

Retained earnings at
  beginning of year                8,740,806      8,285,671      8,152,195
                                 ------------   ------------   ------------
                                  10,572,616      9,909,848      9,454,713

Dividends ($1.52 per share)        1,169,042      1,169,042      1,169,042
                                 ------------   ------------    -----------
Retained earnings at end
   of year                       $  9,403,574    $8,740,806     $8,285,671
                                 ============   ============    ===========

Average number of shares of
  Common Stock outstanding           769,107        769,107        769,107

See accompanying notes.

The Woodbury Telephone Company
Statements of Cash Flows

                                           Year ended December 31
                                    1995            1994            1993
                                  ------------     ----------    -----------
Operating activities
Net income                       $  1,831,810     $ 1,624,177   $ 1,302,518
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                    2,648,172       2,457,914     2,294,687
    Amortization of deferred
      charges                         143,433         143,329       143,427
    Provision for losses on
      accounts receivable              59,365          37,485        94,489
   Deferred income taxes (benefit)   (410,293)       (287,815)     (120,529)
   Amortization of deferred
      investment tax credits          (72,000)       (72,000)       (99,972)
   Changes in operating assets
      and liabilities:
          decrease (increase) in
            accounts receivable and
            other receivables         122,613       (502,655)        20,299
          Decrease (increase) in
            other current assets       99,746         39,282        (88,628)
          (Decrease) increase in
            accounts payable         (702,651)       634,840        122,426
          Increase in advance
            billings and customers'
            deposits                    5,722          13,986           966
          Increase (decrease) in
            accrued interest                             236            (556)
          Increase in other
            liabilities                94,255         91,454          68,163
          (Decrease) increase in
            income taxes             (279,615)       312,757
          Decrease in deferred
            income taxes                                            (168,074)
                                   ------------    ------------   ------------
Net cash provided by operating
  activities                       3,540,557       4,492,990       3,596,216

Investing activities
Expenditures for telephone plant  (2,075,657)     (3,535,521)     (2,040,524)
                                  -----------      -----------     -----------
Net cash used by investing
  activities                      (2,075,657)     (3,535,521)     (2,040,524)

Financing activities
Dividends paid                   (1,169,042)      (1,169,042)     (1,169,042)
                                 -------------    -----------     -----------
Net cash used by financing
  activities                     (1,169,042)      (1,169,042)     (1,169,042)
Increase (decrease) in cash
  and cash equivalents              295,858         (211,573)        359,650

Cash and cash equivalents at
  beginning of year               1,942,924        2,154,497       1,794,847
                                ------------      -----------     ------------
Cash and cash equivalents
  at end of year                $ 2,238,782      $  1,942,924    $ 2,154,497
                              =============     ============     ============

Supplemental disclosures of
  cash flow information:
      Income tax payments       $ 1,405,000      $  1,137,003    $ 1,116,755
                                =============     ============     ============
      Interest paid             $   827,011      $    821,326    $   840,386
See accompanying notes

The Woodbury Telephone Company
Notes to Financial Statements-December 31, 1995

1. Business and Accounting Policies
The Woodbury Telephone Company (the Company) derives substantially all of its revenues from providing local exchange telephone services, intrastate toll services, and access to interstate long-distance telephone services to customers in Woodbury, Southbury, and Bethlehem, Connecticut. The financial statements of the Company have been prepared in conformity with generally accepted accounting principles applicable to rate-regulated utilities. Such accounting principles are consistent in all material respects with accounting principles prescribed by the Federal Communications Commission (the FCC).

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes the estimates and related assumptions in these financial statements are reasonable and adequate. However, actual results could differ from those estimates.

Revenue Recognition
Operating revenues are recognized when services are provided to customers. Certain network revenues are recognized based on estimates of pooled revenue earnings from the National Exchange Carrier Association (NECA), of which the Company is a member. NECA negotiates interstate access charge tariff agreements with the FCC. NECA also accumulates and distributes pooled revenues derived from such agreements to its members. The Company records the effect of NECA settlements, including retroactive adjustments, if applicable, for pooled network revenues upon notification of such settlements from NECA.

Cash and Cash Equivalents
Cash and cash equivalents approximate fair value. Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less when purchased.

Telephone Plant
Telephone plant is stated on the basis of cost. Depreciation is computed by the straight-line method. Lives used for calculating depreciation are in accordance with the rules of the FCC and are based on the estimated economic useful lives of the assets.

Normally, when telephone plant assets are retired or otherwise disposed of, the cost of the asset is removed from assets and charged to accumulated depreciation. Further, the cost of removal and salvage proceeds are charged and credited, respectively, to accumulated depreciation. Consequently, for normal retirements, no gain or loss is recognized upon disposition.

1% Investment in Springwich Cellular Limited Partnership
The 1% Investment in Springwich Cellular Limited Partnership is stated at cost; related distributions, if applicable, are recorded as income when received.

Deferred charges
Amounts included in deferred charges, consisting of gross revenue taxes related to legislation enacted January 1, 1990 and the unrecovered cost of certain central office equipment retired and replaced with upgraded equipment are being amortized by the straight-line method over ten and five year periods, respectively, in accordance with applicable regulatory accounting regulations. The deferred debt expense amount in deferred charges is being amortized by the straight-line method over the term of the related debt.

Benefit Plans
The Company has contributory defined contribution benefit plans covering substantially all emoloyees. Contributions under these plans are based on specified percentages of employee compensation, as defined, plus additional amounts determined at the discretion of the Company's Board of Directors.

The Company also sponsors a postretirement medical plan and a postretirement life insurance plan. All employees who retire from the Company after age 59 1/2 with 15 years of service are eligible for benefits. The retiree must pay the premium for benefits before age 65. After age 65, the Company pays the full cost of the life insurance benefits, and shares the cost of the Medicare supplemental benefits with the retiree. The Company-paid portion of the premium varies by years of service and is subject to a "cap." The retiree pays the remaining portion of the premium. Neither plan is funded. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions"
(SFAS No. 106). Under SFAS No. 106, the Company recognizes the cost of providing the aforementioned postretirement benefits on an accrual basis during the period such benefits are earned by the employees. These benefits had been previously expensed by the Company when paid. Under applicable regulatory requirements the Company is recognizing the transition obligation on a prospective basis over 20 years.

Income Taxes
Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." In connection with adopting SFAS 109 under applicable regulatory guidelines, a regulatory asset and a regulatory liability were recognized for the future increases (decreases) in income taxes that will be received or settled through future rate revenues. The regulatory asset and liability are being amortized over the prescribed term which approximates 13 years.

Deferred income taxes are provided on the temporary differences between the tax and financial reporting bases of assets and liabilities.

Investment Tax Credits
Investment tax credits which arose prior to 1986 were deferred and are being amortized over the service lives of the assets which gave rise to such credits.

2. Deferred charges
Deferred charges consist of:

                                             December 31
                                        1995              1994
                                     --------            --------

Deferred debt expense                $ 143,105           $ 155,461
Gross revenue taxes                    274,672             343,316
Retired central office equipment        62,432             124,865
                                     ---------           ---------

                                     $ 480,209           $ 623,642
                                     =========           =========

3. Credit Arrangements
Long-term debt consists of First Mortgage Bonds, Series G payable in increasing annual installments ranging from $500,000 commencing August 1, 1999 to $3,250,000 on August 1, 2007 plus interest at 9%. Virtually all telephone plant and miscellaneous physical property are pledged as collateral. In addition, among other covenants, the Company is required to maintain certain financial ratios. Further, new borrowings and the payment of dividends are restricted. At December 31, 1995 $4,608,000 of retained earnings was available for the payment of dividends.

The Woodbury Telephone Company
Notes to Financial Statements (continued)

Under a line of credit arrangement with a bank, the Company may borrow up to $750,000 with interest, adjusted monthly, at the lower of the bank's base rate or the one-month LIBOR plus 1.5%. There were no borrowings under this arrangement in 1995 or 1994. A commitment fee of 1/8% per annum is payable on the unadvanced portion of the bank's commitment. The arrangement expires May 31, 1996.

4. Other Liabilities
Other liabilities consist of:

                                                      December 31
                                                 1995              1994
                                              ---------          ---------

Self-insurance for catastrophic event (A)     $ 200,000          $200,000
Accrued postretirement medical and life
  insurance benefits cost                       253,872           159,617
                                              ---------          ---------
                                              $ 453,872         $ 359,617
                                              =========          =========

(A) At the direction of the Department of Public Utility Control of the State of Connecticut (DPUC), the Company established a $200,000 noncurrent liability in 1987 for a portion of the potential effects of a catastrophic event on the Company's transmission and distribution facilities for which external insurance is unavailable.

5. Operating Lease Commitment
The Company has an operating lease for a maintenance center. Under the lease, the Company is obligated to pay for insurance, taxes and maintenance costs applicable to the property. The lease expires in December 2005. At December 31, 1995, future minimum monthly lease payments of $16,432 are required through December 1996. Thereafter, such payments are adjusted annually to reflect changes in the consumer price index. The lease may be renewed for two consecutive five-year periods at fair rental value, as defined. Rent expense under this lease was $210,363 in 1995, $186,958 in 1994 and $171,801 in 1993.
The Company has an option to purchase the leased property between June 2004 and December 2004 at its then fair market value.

6.Benefit Plans
Amounts recognized in the accompanying balance sheets for postretirement medical and life insurance benefits follow:

                                                 December 31
                                            1995              1994
                                       ------------        ----------
Accumulated unfunded postretirement
 benefit obligation:
     Retirees                           $ 259,874          $ 303,088
     Active employees                     723,396            685,839
                                        ---------          ---------
                                          983,270            988,927

Less:
     Unrecognized transition obligation  (561,662)          (594,700)
     Unrecognized net loss               (131,735)          (198,358)
                                        ----------         ----------

Accrued cost                            $  289,873         $ 195,869
                                        ==========         ==========

Accrued cost included in:
     Current liabilities                $   36,001         $  36,252
     Noncurrent liabilities                253,872           159,617
                                        ----------         ----------

                                        $ 289,873          $ 195,869
                                        ==========         ==========

Net periodic postretirement benefit cost included these components:

                                                     Year ended
                                                    December 31
                                       1995            1994          1993
                                      -----------   ----------     ---------

Service cost                           $  36,233     $  34,497      $  24,972
Interest cost                             66,339        66,502         54,189
Amortization of transition obligation     33,038        33,038         33,038
Amortization of unrecognized net loss      1,230         5,561
                                        ---------    ---------      ---------

Net postretirement benefit cost         $136,840     $ 139,598      $ 112,199
                                        ===========  =========     ==========

For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was used for 1995 (11.4% in 1994); the rate was assumed to decrease gradually to 5% (both 1995 and 1994) in 2013 and remain at that level thereafter. The health care cost trend rate assumption affects the medical benefit portion of the postretirement amounts reported; increasing the assumed health care cost trend rate one percentage point would increase the accumulated unfunded postretirement obligation as of December 31, 1995 and 1994 by approximately $46,000 and $58,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995, 1994 and 1993 by approximately $6,000 in each year.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligations was 7% in 1995 and 1994.

Expense recognized under the Company's defined contribution benefit plans was $233,322 in 1995, $221,915 in 1994 and $217,869 in 1993.

7. Income Taxes
The components of the Company's deferred income tax and related regulatory asset and regulatory liability accounts follow:

                                                December 31
                                           1995            1994
                                        ----------      ----------
  Deferred tax liabilities:
    Gross revenue taxes                 $  112,422      $  142,784
    Depreciation                         2,302,423       2,484,529
                                        -----------     -----------
                                         2,414,845       2,627,313

  Regulatory liability                     808,735         914,060
                                        -----------     -----------
                                         3,223,580       3,541,373
  Deferred tax assets:
    1% Investment in Springwich
      Cellular Limited Partnership         133,226         129,888
    Other liability-self-insurance
      for catastrophic event                81,860          83,180
    Other                                  155,715           6,266
                                        ------------     -----------
                                           370,801         219,334

  Regulatory asset                         353,744         412,711
                                        ------------     -----------
                                           724,545         632,045
                                        ------------     -----------

  Net deferred income tax and
    regulatory liabilities              $2,499,035      $2,909,328
                                        ============     ===========

The Woodbury Telephone Company
Notes to Financial Statements (continued)

7. Income Taxes (continued)
Income and other taxes consist of:

                                     1995            1994            1993
                                 ------------      ----------      ----------
Income taxes:
Federal:
     Current                     $  1,197,251      $ 979,126       $ 649,128
     Deferred (benefit)              (360,059)      (275,705)       (181,188)
State:
     Current                          460,768        373,419         273,194
     Deferred (benefit)             (122,234)        (84,110)        (39,313)
                                   ----------       ---------     ----------
Income Taxes                     $  1,175,726      $ 992,730       $ 701,821
                                   ==========      ==========     ==========

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                        1995           1994          1993
                                     ----------     ----------    ---------
Amount based on statutory
  federal income tax rate            $1,022,562     $ 889,748     $ 681,475
State income taxes, less
  federal tax effect                    223,309       198,623       152,129
Investment tax credit amortization      (72,000)      (72,000)      (99,972)
Other, including adjustments of
  prior years' estimates                 (1,855)      (23,641)      (31,811)
                                       ---------     ---------     ----------
Income taxes                         $1,175,726     $ 992,730     $ 701,821

8. Related Party Transactions
The Company has an agreement with The Southern New England Telephone Company
(SNET) under which the proportionate shares of intrastate toll revenues are divided between the companies. SNET is a subsidiary of The Southern New England Telecommunications Corporation (SNET Corporation), the owner of approximately 37% of the outstanding Common Stock of the Company at December 31, 1995. Revenues reflect $4,166,584 in 1995, $4,393,760 in 1994, and $4,257,764 in
1993 under this agreement.

9. NECA Settlements
In December 1994, the Company received a retroactive settlement notification from NECA which reduced 1994 network revenues by $303,000 (see Note 1). The retroactive adjustment applies to the two years ended December 31, 1994. Approximately $90,000 (unaudited) of the retroactive adjustment related to network revenues previously recorded during the nine months ended September 30, 1994 and $188,000 related to network revenues recorded in 1993.

10. Fair Value Disclosures

                                           Carrying
                                            Amount           Fair Value
                                          ----------        ------------

1% Investment in Springwich Cellular
   Limited Partnership                    $  535,068        $4,600,000
Long-term debt                             9,000,000         9,482,000

The fair value of the Company's investment in the partnership was estimated based upon a comparison with other cellular operations, and public company sales. The fair value of the Company's long-term debt was estimated using discounted cash flows, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Report of Ernst & Young LLP,
Independent Auditors

The Woodbury Telephone Company

We have audited the accompanying balance sheets of The Woodbury Telephone Company as of December 31, 1995 and 1994, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodbury Telephone Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                       /s/Ernst & Young LLP

                                          Ernst & Young LLP

Hartford, Connecticut
February 5, 1996

Board of Directors                        Officers

HARMON L. ANDREWS ## ++                   J. GARRY MITCHELL
Business Administrator                    Chairman of the Board
Board of Education
Town of Orange, CT                        DONALD E. PORTER
                                          Chief Executive Officer
WILLIAM C. BASSETT ++                     President and Treasurer
President
W. E. Bassett Co.                         HARMON L. ANDREWS
(manufacturer of manicure                 Secretary
instruments)

JOYCE M. DAVIS *
Executive Assistant for the
Goelet Corp., of New York, New York
(real estate company)

WILLIAM T. DRAKELEY ##
Self Employed Antiques Dealer

JOHN A. MICHAELS *
Chief Executive Officer
Michaels, Inc.
(jewelry business)

J. GARRY MITCHELL ++
Chairman of the Board
The Woodbury Telephone Company

MICHAEL PHELAN
Vice-President
Network Marketing and Sales
The Southern New England Telephone Company

DONALD E. PORTER
Chief Executive Officer,
President and Treasurer
The Woodbury Telephone Company

WALTER F. TORRANCE, JR. ++
Of Counsel
Carmody & Torrance
(law firm)

                                *  member of Audit Committee
                               ## member of Salary and Nominating Committee ++ member of Executive Committee

A copy of The Woodbury Telephone Company's 10-K Report filed with the Securities and Exchange Commission for 1995 may be obtained by writing to:

    Treasurer, The Woodbury Telephone Company
    P. O. Box N, Woodbury, Ct 06798-0478.

                                                            Exhibit 23

                       Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Woodbury Telephone Company of our report dated February 5, 1996, included in the 1995 Annual Report to Shareholders of The Woodbury Telephone Company.

Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respsects the information set forth therein.

                                            /s/ Ernst & Young LLP

                                                Ernst & Young LLP


Hartford, Connecticut
February 5, 1996