Form 10-Q
period 1996-06-30
WOODBURY TELEPHONE CO
filed 1996-09-04
CIK 108202

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                     FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30, 1996           Commission file number 0-8621
   --------------------------------           -------------------------------

                           The Woodbury Telephone Company
                           ------------------------------
                  (Exact name of registrant as specified in its charter)

Connecticut                                                    06-0594990
- ------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (IRS Employer Identification
           or organization)                                 Number)

                  299 Main Street South, Woodbury, Connecticut 06798
- -----------------------------------------------------------------------------

                 (Address of principal executive offices)


         Registrant's telephone number, including area code (203) 263-2121
                                                              --------------
                              Not Applicable
                              --------------
         Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _x__         No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at July 31, 1996
         -------                              -----------------------------
Common Stock, par value $2.50 per share                        769,107

                      THE WOODBURY TELEPHONE COMPANY

                                FORM 10-Q

                                 INDEX


PART I.     FINANCIAL INFORMATION                              Page number

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets-
                 June 30, 1996 and December 31, 1995             3-4

            Condensed Statements of Income-
                 Six months ended June 30, 1996 and 1995          5

            Condensed Statements of Income-
                 Three Months Ended June 30, 1996 and 1995        6

            Condensed Statements of Cash Flows
                 Six months ended June 30, 1996 and 1995          7

            Notes to Condensed Financial Statements              8-9

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations              10-11

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders   12

Item 6.     Exhibits and Reports on Form 8-K                      13

                               THE WOODBURY TELEPHONE COMPANY


                                          FORM 10-Q


                               FOR QUARTER ENDED JUNE 30, 1996



                                           PART I


                                   FINANCIAL INFORMATION

The Woodbury Telephone Company

Condensed Balance Sheets


ASSETS
                                               June 30      December 31
                                                  1996         1995
                                             (unaudited)
                                             -----------     ------------
Assets

Current assets:
  Cash and cash equivalents                $     2,194,404   $    2,238,782
  Accounts receivable, less allowance
   for losses of $80,000 in 1996 and
   $60,000 in 1995                               1,713,656        1,589,030
  Other receivables                              1,333,617        1,254,484
  Materials and supplies-at cost                   559,252          421,306
  Prepaid expenses                                 307,321           51,689
                                           ---------------     --------------
Total current assets                             6,108,250        5,555,291


Telephone plant and other property:
  In service                                    42,328,623       41,179,838
  Accumulated depreciation (deduction)         (21,739,653)     (20,857,711)
                                           ----------------    ---------------
                                                20,588,970       20,322,127

  Other property                                   247,209           76,717
                                           ----------------    ---------------
                                                20,836,179       20,398,844


Other assets:
  1% Investment in Springwich Cellular
   Limited Partnership                             535,068          535,068
  Deferred charges, less amortization              408,495          480,209
  Regulatory asset                                 324,260          353,744
                                           ----------------   ----------------
                                                 1,267,823        1,369,021


                                           $    28,212,252    $   27,323,156
                                          ================   ================


                                                    -3-


LIABILITIES AND SHAREHOLDERS' EQUITY
                                               June 30       December 31
                                                  1996           1995
                                              (Unaudited)
Current liabilities:
  Accounts payable                         $     1,562,015    $    1,281,373
  Advance billings and customers' deposits         291,700           286,640
  Accrued interest                                 337,500           337,500
  Income taxes                                     110,316            33,142
                                           ----------------  -----------------
Total current liabilities                        2,301,531         1,938,655

Long-term debt                                   9,000,000         9,000,000

Deferred credits:
  Income taxes                                   1,862,075         2,044,044
  Investment tax credits                           240,114           276,114
  Regulatory liability                             756,073           808,735
                                           ----------------  -----------------
                                                 2,858,262         3,128,893

Other long-term liabilities                        500,876           453,872

Shareholders' equity:
  Common Stock, par value $2.50 per share,
   authorized 1,250,000 shares, issued and
   outstanding 769,107 shares                    1,922,768          1,922,768
  Additional paid-in capital                     1,475,394          1,475,394
  Retained earnings                             10,153,421          9,403,574
                                            ---------------  -----------------
                                                13,551,583         12,801,736
                                            ---------------  -----------------

                                            $   28,212,252     $   27,323,156
                                            ===============  =================

See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                          Six months ended June 30:
                                     1996                            1995
                               -------------                    ------------
Operating revenues:
  Local service                $  1,624,067                    $  1,506,556
  Network service                 4,936,865                       4,373,849
  Other                             471,455                         465,882
  Provision for uncollectibles
   (deduction)                      (45,943)                        (37,146)
                                -------------                   -------------
                                  6,986,444                       6,309,141

Operating expenses:
  Maintenance                     1,339,540                        1,396,580
  Depreciation and amortization   1,423,044                        1,377,441
  General office                    734,838                          624,114
  Commercial                        677,298                          687,597
  Other                             474,842                          439,719
                                ------------                       ----------
                                  4,649,562                        4,525,451
                                ------------                    -------------
                                  2,336,882                        1,783,690


Other income:
  Rental of telephone equipment
    and other, net                  184,407                          191,947
  Interest                           66,281                           62,172
                                ------------                    -------------
                                    250,688                          254,119
                                ------------                    -------------
                                  2,587,570                        2,037,809

Interest expense                    417,177                          411,928
                                ------------                    -------------
Income before income taxes        2,170,393                        1,625,881

Income taxes                        836,025                          635,222
                                ------------                    -------------
Net income                       $1,334,368                         $990,659
                                ============                    =============

   Per share of common stock:
     Net income                      $1.73                             $1.29
                                     ======                            ======

     Dividends                       $0.76                             $0.76
                                     ======                            ======

   Average number of shares of
     Common stock outstanding      769,107                           769,107



                                                      -5-

   See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                   Three months ended June 30:
                                           1996                1995
                                        --------            --------
Operating revenues:
   Local service                      $  825,229             $  762,547
   Network service                     2,433,011              2,201,997
   Other                                 237,211                224,328
   Provision for uncollectibles
     (deduction)                         (20,635)               (33,617)
                                      -----------            -----------
                                       3,474,816              3,155,255
Operating expenses:
   Maintenance                           591,595                700,065
   Depreciation and amortization         714,973                692,845
   General office                        417,560                312,477
   Commercial                            328,654                354,779
   Other                                 243,804                219,153
                                     -----------             -----------
                                       2,296,586              2,279,319
                                     -----------              ----------
                                       1,178,230                875,936

Other income:
   Rental of telephone equipment
     and other, net                      132,307                 75,068
   Interest                               27,904                 31,642
                                     -----------              ---------
                                         160,211                106,710
                                     -----------              ----------
                                       1,338,441                982,646

Interest expense                         204,942                205,043
                                     -----------              ----------
Income before income taxes             1,133,499                777,603

Income taxes                             439,354                310,559
                                     -----------              ----------
Net income                         $     694,145             $  467,044
                                   =============             ===========

   Per share of common stock:
     Net income                           $0.90                  $0.61
                                          =====                  =====

     Dividends                            $0.38                  $0.38
                                          =====                  =====

   Average number of shares of
     Common Stock outstanding           769,107                769,107

   See accompanying notes
                                                -6-

The Woodbury Telephone Company
Condensed Statements of Cash Flows (Unaudited)

                                         Six Months Ended June 30:

                                    1996                            1995
                             -----------                       ----------
Operating Activities
   Net income                $ 1,334,368                       $   990,659
   Depreciation                1,416,867                         1,305,724
   Other                        (356,890)                         (691,786)
                            ------------                       -----------
   Net Cash Provided By
     Operating Activities      2,394,345                         1,604,597

Investing Activities
   Purchases of telephone plant
     and other property       (1,854,202)                       (1,078,242)
                            ------------                       -----------
   Net Cash Used By Investing
     Activities               (1,854,202)                       (1,078,242)

Financing Activities
   Dividends                    (584,521)                         (584,521)
                           -------------                      -----------
   Net Cash Used By Financing
     Activities                 (584,521)                         (584,521)
                           -------------                      -------------

Decrease In Cash And Cash
   Equivalents                  ( 44,378)                         ( 58,166)

Cash and cash equivalents
   At beginning of period      2,238,782                         1,942,924
                            -------------                     ---------------
Cash And Cash Equivalents At
   End Of Period              $2,194,404                        $1,884,758
                           =============                     ===============

See accompanying notes.

                        THE WOODBURY TELEPHONE COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                           JUNE 30, 1996

Note 1- Basis of Presentation

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

Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        THE WOODBURY TELEPHONE COMPANY

                                JUNE 30, 1996

Note 2-Income taxes

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                          Six-month period ended
                                        June 30,1996     June 30,1995
                                         -----------       ----------

Amount based on statutory federal
   income tax rate                     $    737,964       $   552,800

State income taxes, less federal
   tax effect                               164,733           123,404

Investment tax credit amortization          (36,000)          (36,000)

Other                                       (30,672)          ( 4,982)
                                       -------------      ------------
Income Taxes                           $    836,025       $   635,222
                                       =============      ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues increased by $677,303 (10.7%) and by $319,561 (10.1%) for the six and three-month periods ended June 30, 1996 respectively over the comparable 1995 periods. Local service revenues increased by $117,511 (7.8%) for the six months ended June 30, 1996 and by $62,682 (8.2%) for the three months ended June 30, 1996, compared to the respective 1995 periods. The increase in each period resulted primarily from an increase of 4.9% in the number of access lines served by the Company from June 30, 1995 to June 30, 1996, and from the introduction of CLASS services, such as Caller ID and Selective Call-Forwarding, in May 1995. Network service revenues increased by $563,016 (12.9%) and by $231,014 (10.5%) for the six and three-month periods ended June 30, 1996 respectively over the comparable 1995 periods. Increased customer use of the network to make calls beyond the local calling area contributed to the increase in each period. In addition, for the six-month period in 1996, the Company recognized network service revenues of approximately $145,200 resulting from the re-classification of access provided for certain calls terminating in the Company's service area from January 1995 through February 1996. This access was previously considered inter-LATA, subject to pooling through the National Exchange Carrier Association (NECA). Based on information provided by the originating carriers, the access was determined to be intra-LATA, not subject to pooling, resulting in a higher retention of access revenues by the Company. The Company recognized these revenues in March 1996.

Operating expenses increased by $124,111 (2.7%) for the six-month period ended June 30, 1996 over the comparable 1995 period. Maintenance expenses decreased by $57,040 (4.1%). The Company changed its classification of certain data processing costs from maintenance to general office expense. Expenses so re-classified totaled approximately $82,000 through June 30, 1996. General office expenses increased by $110,724 (17.7%) for the 1996 six-month period compared to 1995. In addition to the reclassified data processing expense of approzimately $82,000, legal expense increased by $31,568 (137.6%) for the six months ended June 30, 1996 compared to the same period in 1995. This increase reflects the Company's increased use of outside services to plan and implement its response to the on-going changes in the telecommunications industry environment.Operating expenses increased by $17,267 (0.8%) for the three-month period ended June 30, 1996 over the comparable 1995 period. An increase in depreciation and amortization expense of $22,128 (3.2%), reflecting increased investment in telephone plant in service was mitigated by a decline in all other operating expenses combined of $4,861 (0.3%).
                              -10-

                       THE WOODBURY TELEPHONE COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS-CONTINUED

For the six-month period ended June 30, 1996 compared to 1995, other income decreased by $3,431 (1.4%). For the three-month period ended June 30, 1996 compared to 1995, other income increased by $53,501 (50.1%) due largely to the timing of certain maintenance contracts under which the Company maintains customer-owned key telephone systems.

As of June 30, 1996, current assets exceeded current liabilities by $3,806,719, an increase of $190,083 compared to December 31, 1995. Cash provided by operating activities for the six months ended June 30, 1996 was $2,394,345, an increase of $789,748 over the comparable period for 1995. Ther Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover expenditures and dividends declared during the remainder of 1996.

                          THE WOODBURY TELEPHONE COMPANY
                                    FORM 10-Q
                          FOR THE QUARTER ENDED JUNE 30, 1996

                                    PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On April 3, 1996, the Company held its meeting of shareholders. At the annual meeting, the shareholders voted on (i) the election of three class I directors who will hold office until 1999 and until their successors are elected and qualified, (ii) the ratification of Ernst & Young LLP as independent auditors for the calendar year 1996, and (iii) action on two (2) shareholder proposals:

SHAREHOLDER PROPOSAL #1

     The shareholders request that the board retain the services of an independent consultant who can suggest a plan so as to increase the amount of shares held by the directors and officers of The Woodbury Telephone Company.

SHAREHOLDER PROPOSAL #2

     To heighten interest in the shares of The Woodbury Telephone Company, the shareholders request that the company retain the services of an independent financial communications consultant so as to bring the company to the attention of a wider audience of analysts, institutions and individual investors.

The following sets forth the results of such voting:

                                     TOTAL     VOTES     VOTES       BROKER
                                     VOTES     FOR       AGAINST     NONVOTES

(i)   Election of Class I
      Directors:

      (a) Harmon L. Andrews          644,549   634,542   10,007         0
      (b) John A. Michaels           644,549   637,815    6,734         0
      (c) Walter F. Torrance, Jr.    644,549   636,412    8,137         0

                                     TOTAL     VOTES      VOTES
                                     VOTES     FOR        AGAINST   ABSTENTIONS

(ii)  Independent Auditors           644,549   643,064     1,221       264

(iii) Shareholder Proposals

      Proposal #1                    629,335     81,984   533,328    14,023
      Proposal #2                    629,335    105,292   514,814     9,229

                           THE WOODBURY TELEPHONE COMPANY
                                       FORM 10-Q
                           FOR THE QUARTER ENDED JUNE 30, 1996

                                     PART II

                           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE WOODBURY TELEPHONE COMPANY

DATE                             BY
                                      DONALD E. PORTER
                                    PRESIDENT AND TREASURER

DATE                           BY
                                      WILLIAM R. PLATT
                                     ASSISTANT TREASURER