Form 10-Q
period 1996-03-31
WOODBURY TELEPHONE CO
filed 1996-09-05
CIK 108202

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                     FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1996           Commission file number 0-8621
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

          Class                               Outstanding at April 30, 1996
         -------                              -----------------------------
Common Stock, par value $2.50 per share                        769,107

                      THE WOODBURY TELEPHONE COMPANY

                                FORM 10-Q

                                 INDEX


                                                               Page No.
                                                               --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets-
                 March 31, 1996 and December 31, 1995             3-4

            Condensed Statements of Income-
                 Three months ended March 31, 1996 and 1995         5

            Condensed Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995         6

            Notes to Condensed Financial Statements               7-8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  9

PART II.    Exhibits and Reports of Form 8-K                       10

SIGNATURES                                                         11

                               THE WOODBURY TELEPHONE COMPANY


                                          FORM 10-Q


                               FOR QUARTER ENDED MARCH 31, 1996



                                           PART I


                                   FINANCIAL INFORMATION

The Woodbury Telephone Company

Condensed Balance Sheets

   (Unaudited)



ASSETS
                                               March 31      December 31
                                                  1996         1995
                                             (unaudited)
                                             -----------     ------------
Assets

Current assets:
  Cash and cash equivalents                $     2,042,684   $    2,238,782
  Accounts receivable, less allowance
   for losses of $80,000 in 1996 and
   $60,000 in 1995                               1,695,909        1,589,030
  Other receivables                              1,811,638        1,254,484
  Materials and supplies-at cost                   483,545          421,306
  Prepaid expenses                                 466,665           51,689
                                           ---------------     --------------
Total current assets                             6,500,441        5,555,291


Telephone plant and other property:
  In service                                    41,734,242       41,179,838
  Accumulated depreciation (deduction)         (21,452,883)     (20,857,711)
                                           ----------------    ---------------
                                                20,281,359       20,322,127

  Other property                                    76,717           76,717
                                           ----------------    ---------------
                                                20,358,076       20,398,844


Other assets:
  1% Investment in Springwich Cellular
   Limited Partnership                             535,068          535,068
  Deferred charges, less amortization              444,353          480,209
  Regulatory asset                                 339,002          353,744
                                           ----------------   ----------------
                                                 1,318,423        1,369,021


                                           $    28,176,940    $   27,323,156
                                          ================   ================




LIABILITIES AND SHAREHOLDERS' EQUITY
                                               March 31       December 31
                                                  1996           1995
Current liabilities:
  Accounts payable                         $     1,854,957    $    1,281,373
  Advance billings and customers' deposits         285,947           286,640
  Accrued interest                                 135,000           337,500
  Income taxes                                     280,386            33,142
                                           ----------------  -----------------
Total current liabilities                        2,556,290         1,938,655

Long-term debt                                   9,000,000         9,000,000

Deferred credits:
  Income taxes                                   1,953,060         2,044,044
  Investment tax credits                           258,114           276,114
  Regulatory liability                             782,404           808,735
                                           ----------------  -----------------
                                                 2,993,578         3,128,893

Other long-term liabilities                      477,374             453,872

Shareholders' equity:
  Common Stock, par value $2.50 per share,
   authorized 1,250,000 shares, issued and
   outstanding 769,107 shares                    1,922,768          1,922,768
  Additional paid-in capital                     1,475,394          1,475,394
  Retained earnings                              9,751,536          9,403,574
                                            ---------------  -----------------
                                                13,149,698         12,801,736
                                            ---------------  -----------------

                                            $   28,176,940     $   27,323,156
                                            ===============  =================

See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                          Three months ended March 31:
                                     1996                            1995
                               -------------                    ------------
Operating revenues:
  Local service                $     798,838                    $    744,009
  Network service                  2,503,854                       2,171,852
  Other                              234,244                         241,554
  Provision for uncollectibles
   (deduction)                       (25,308)                         (3,529)
                                -------------                   -------------
                                   3,511,628                       3,153,886

Operating expenses:
  Maintenance                       747,945                          774,350
  Depreciation and amortization     708,071                          684,596
  General office                    317,278                          233,803
  Commercial                        348,644                          332,818
  Other                             231,038                          220,566
                                ------------                       ----------
                                  2,352,976                        2,246,133
                                ------------                    -------------
                                  1,158,652                          907,753


Other income:
  Rental of telephone equipment
    and other, net                   52,100                          116,880
  Interest                           38,377                           30,530
                                ------------                    -------------
                                     90,477                          147,410
                                ------------                    -------------
                                  1,249,129                        1,055,163

Interest expense                    212,235                          206,885
                                ------------                    -------------
Income before income taxes        1,036,894                          848,278

Income taxes                        396,671                          324,663
                                ------------                    -------------
Net income                          640,223                          523,615
                                ============                    =============

   Per share of common stock:
     Net income                      $0.83                             $0.68
                                     ======                            ======

     Dividends                       $0.38                             $0.38
                                     ======                            ======

   Average number of shares of
     Common stock outstanding      769,107                           769,107



   See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Cash Flows (Unaudited)

                                         Three Months Ended March 31:

                                    1996                            1995
                             -----------                       ----------
Operating Activities
   Net income                $ 640,223                         $ 523,615
   Depreciation                672,213                           648,738
   Other                      (584,828)                         (614,189)
                            ------------                       -----------
   Net Cash Provided By
     Operating Activities      727,608                           558,164

Investing Activities
   Purchases of telephone plant
     and other property       (631,445)                         (434,648)
                            ------------                       -----------
   Net Cash Used By Investing
     Activities               (631,445)                         (434,648)

Financing Activities
   Dividends                  (292,261)                         (292,261)
                           -------------                      -----------
   Net Cash Used By Financing
     Activities               (292,261)                         (292,261)
                           -------------                      -----------

Decrease In Cash And Cash
   Equivalents                (196,098)                         (168,745)

Cash and cash equivalents
   At beginning of period    2,238,782                         1,942,924
                           ------------                     -------------
Cash And Cash Equivalents At
   End Of Period            $2,042,684                        $1,774,179
                           ============                     ==============

See accompanying notes.

                        THE WOODBURY TELEPHONE COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                          MARCH 31, 1996

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

Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        THE WOODBURY TELEPHONE COMPANY

                                MARCH 31, 1996

Note 2-Income taxes

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                  Three-month period ended March 31:

                                               1996            1995
                                         -----------       ----------

Amount based on statutory federal
   income tax rate                     $    373,282       $   288,415

State income taxes, less federal
   tax effect                                78,700            64,384

Investment tax credit amortization          (18,000)          (18,000)

Other                                       (37,311)          (10,136)
                                       -------------      ------------
Income Taxes                           $    396,671       $   324,663
                                       =============      ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues increased by $357,742 (11.3%) in the quarter ended March 31, 1996 compared to 1995. Local service revenues increased by $54,829 (7.4%) for the three months ended March 31, 1996 over the comparable 1995 period.
This increase resulted primarily from anincrease of 3.9% in the number of access lines served by the Company from March 31, 1995 to March 31, 1996, and from the introduction of CLASS services, such as Caller ID and Selective Call-Forwarding, in May 1995. Network service revenues increased by $332,002 (15.3%) for the three-month period ended March 31, 1996 compared to 1995, resulting mainly from increased customer use of the network to make calls beyond the local calling area. In addition, in the 1996 period, the Company recognized network service revenues of approximately
$145,200 resulting from the re-classification of access provided for certain calls terminating in the Company's service area from January 1995 through February 1996. This access was previously considered inter-LATA, subject to pooling through the National Exchange Carriers Association (NECA). Based on be intra-LATA, not subject to pooling, resulting in a higher retention of access revenues by the Company.

Total operating expenses increased by $106,843 (4.8%) in the quarter ended March 31, 1996 compared to 1995. Depreciation and amortization expenses increased by $23,475 (3.4%) for the 1996 period compared to 1995, reflecting increased investment in telephone plant in service. The increase in the remainder of total operating expenses in 1996 over the comparable 1995 period reflects additional expenses, including compensation and benefits, to meet growing customer, regulatory, and environmental demands. Other income decreased by $64,780 (55.4%) for the three-month period in 1996 from the comparable 1995 period due primarily to decreased sales of single-line and key system terminal equipment.

As of March 31, 1996 current assets exceeded current liabilities by $3,944,151 reflecting an increase of $327,515 compared to December 31, 1995. Cash provided by operating activities for the three months ended March 31, 1996 was $727,608, an increase of $169,444 over the comparable period for 1995. The Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover capital expenditures and dividends for the foreseeable future.

                                PART II

                         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits - None

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     DATE                              By
                                               Donald E. Porter
                                           President and Treasurer

     DATE                              By
                                               William R. Platt
                                              Assistant Treasurer