Form 10-Q
period 1996-09-30
WOODBURY TELEPHONE CO
filed 1996-11-15
CIK 108202

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                     FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1996           Commission file number 0-8621
   --------------------------------           -------------------------------

                           The Woodbury Telephone Company
                           ------------------------------
                  (Exact name of registrant as specified in its charter)

Connecticut                                                    06-0594990
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (IRS Employer Identification
           or organization)                                 Number)

                  299 Main Street South, Woodbury, Connecticut 06798
-----------------------------------------------------------------------------

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

          Class                               Outstanding at October 31, 1996
         -------                              -----------------------------
Common Stock, par value $2.50 per share                        769,107

                      THE WOODBURY TELEPHONE COMPANY

                                FORM 10-Q

                                 INDEX


PART I.     FINANCIAL INFORMATION                              Page number

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets-
             September 30, 1996 and December 31, 1995             3-4

            Condensed Statements of Income-
                Nine Months ended September 30, 1996 and 1995      5

            Condensed Statements of Income-
                Three Months Ended September 30, 1996 and 1995     6

            Condensed Statements of Cash Flows
                Nine months ended September 30, 1996 and 1995      7

            Notes to Condensed Financial Statements              8-10

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations              11-12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                      13

                               THE WOODBURY TELEPHONE COMPANY


                                          FORM 10-Q


                          FOR QUARTER ENDED SEPTEMBER 30, 1996



                                           PART I


                                   FINANCIAL INFORMATION

The Woodbury Telephone Company

Condensed Balance Sheets


ASSETS
                                              September 30  December 31
                                                  1996         1995
                                             (unaudited)
                                             -----------     ------------
Assets

Current assets:
  Cash and cash equivalents                $     2,212,808   $    2,238,782
  Accounts receivable, less allowance
   for losses of $80,000 in 1996 and
   $60,000 in 1995                               1,778,980        1,589,030
  Other receivables                              1,361,381        1,254,484
  Materials and supplies-at cost                   639,242          421,306
  Prepaid expenses                                 189,256           51,689
  Estimated income tax in excess of
   current provision                                35,130
                                           ---------------     --------------
Total current assets                             6,216,797        5,555,291


Telephone plant and other property:
  In service                                    43,016,928       41,144,840
  Plant under construction                          82,681           34,998
  Accumulated depreciation (deduction)         (22,449,934)     (20,857,711)
                                           ----------------    ---------------
                                                20,649,675       20,322,127

  Other property                                   222,941           76,717
                                           ----------------    ---------------
                                                20,872,616       20,398,844


Other assets:
  1% Investment in Springwich Cellular
   Limited Partnership                             535,068          535,068
  Deferred charges, less amortization              372,637          480,209
  Regulatory asset                                 309,518          353,744
                                           ----------------   ----------------
                                                 1,217,223        1,369,021


                                           $    28,306,636    $   27,323,156
                                          ================   ================


                                                    -3-


LIABILITIES AND SHAREHOLDERS' EQUITY
                                               September 30   December 31
                                                  1996           1995
                                              (Unaudited)
Current liabilities:
  Accounts payable                         $     1,893,466    $    1,281,373
  Advance billings and customers' deposits         294,059           286,640
  Accrued interest                                 135,000           337,500
  Income taxes                                                        33,142
                                           ----------------  -----------------
Total current liabilities                        2,322,525         1,938,655

Long-term debt                                   9,000,000         9,000,000

Deferred credits:
  Income taxes                                   1,771,090         2,044,044
  Investment tax credits                           222,114           276,114
  Regulatory liability                             729,742           808,735
                                           ----------------  -----------------
                                                 2,722,946         3,128,893

Other long-term liabilities                        524,378           453,872

Shareholders' equity:
  Common Stock, par value $2.50 per share,
   authorized 1,250,000 shares, issued and
   outstanding 769,107 shares                    1,922,768          1,922,768
  Additional paid-in capital                     1,475,394          1,475,394
  Retained earnings                             10,338,625          9,403,574
                                            ---------------  -----------------
                                                13,736,787         12,801,736
                                            ---------------  -----------------

                                            $   28,306,636     $   27,323,156
                                            ===============  =================

See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                         Nine months ended September 30:
                                     1996                            1995
                               -------------                    ------------
Operating revenues:
  Local service                $  2,478,500                    $  2,288,009
  Network service                 7,445,594                       6,399,422
  Other                             708,899                         727,290
  Provision for uncollectibles
   (deduction)                      ( 7,838)                        (49,122)
                                -------------                   -------------
                                 10,625,155                       9,365,599

Operating expenses:
  Maintenance                     2,027,905                        2,026,773
  Depreciation and amortization   2,154,282                        2,079,749
  General office                  1,283,931                        1,040,565
  Commercial                      1,028,635                        1,024,140
  Other                             707,136                          677,006
                                ------------                       ----------
                                  7,201,889                        6,848,233
                                ------------                    -------------
                                  3,423,266                        2,517,366


Other income:
  Rental of telephone equipment
    and other, net                  127,396                          262,129
  Interest                           93,974                           90,524
                                ------------                    -------------
                                    221,370                          352,653
                                ------------                    -------------
                                  3,644,636                        2,870,019

Interest expense                    622,798                          616,988
                                ------------                    -------------
Income before income taxes        3,021,838                        2,253,031

Income taxes                      1,210,005                          921,574
                                ------------                    -------------
Net income                       $1,881,833                       $1,331,457
                                ============                    =============

   Per share of common stock:
     Net income                      $2.36                             $1.73
                                     ======                            ======

     Dividends                       $1.14                             $1.14
                                     ======                            ======

   Average number of shares of
     Common stock outstanding      769,107                           769,107



                                                      -5-

   See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                   Three months ended September 30:
                                           1996                1995
                                        --------            --------
Operating revenues:
   Local service                      $  854,433             $  781,453
   Network service                     2,508,729              2,025,573
   Other                                 237,444                261,408
   Provision for uncollectibles
     (deduction)                          38,105                (11,976)
                                      -----------            -----------
                                       3,638,711              3,056,458
Operating expenses:
   Maintenance                           688,365                708,192
   Depreciation and amortization         731,238                702,308
   General office                        549,093                338,451
   Commercial                            351,337                336,543
   Other                                 232,294                237,287
                                     -----------             -----------
                                       2,552,327              2,322,781
                                     -----------              ----------
                                       1,086,384                733,677

Other income:
   Rental of telephone equipment
     and other, net                      (57,011)                70,182
   Interest                               27,693                 28,352
                                     -----------              ---------
                                         (29,318)                98,534
                                     -----------              ----------
                                       1,057,066                832,211

Interest expense                         205,621                205,060
                                     -----------              ----------
Income before income taxes               851,445                627,151

Income taxes                             373,980                286,352
                                     -----------              ----------
Net income                         $     477,465             $  340,799
                                   =============             ===========

   Per share of common stock:
     Net income                           $0.62                  $0.44
                                          =====                  =====

     Dividends                            $0.38                  $0.38
                                          =====                  =====

   Average number of shares of
     Common Stock outstanding           769,107                769,107

   See accompanying notes
                                                -6-

The Woodbury Telephone Company
Condensed Statements of Cash Flows (Unaudited)

                                    Nine Months Ended September 30:

                                    1996                            1995
                             -----------                       ----------
Operating Activities
   Net income                $ 1,811,833                       $ 1,331,458
   Depreciation                2,061,150                         1,972,176
   Other                        (487,253)                         (511,620)
                            ------------                       -----------
   Net Cash Provided By
     Operating Activities      3,385,730                         2,792,014

Investing Activities
   Purchases of telephone plant
     and other property       (2,534,922)                       (1,779,866)
                            ------------                       -----------
   Net Cash Used By Investing
     Activities               (2,534,922)                       (1,779,866)

Financing Activities
   Dividends                    (876,782)                         (876,782)
                           -------------                      -----------
   Net Cash Used By Financing
     Activities                 (876,782)                         (876,782)
                           -------------                      -------------

Decrease In Cash And Cash
   Equivalents                  (25,974)                          135,366

Cash and cash equivalents
   At beginning of period      2,238,782                         1,942,924
                            -------------                     ---------------
Cash And Cash Equivalents At
   End Of Period              $2,212,808                        $2,078,290
                           =============                     ===============

See accompanying notes.

                        THE WOODBURY TELEPHONE COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996

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

Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        THE WOODBURY TELEPHONE COMPANY

                                SEPTEMBER 30, 1996

Note 2-Income taxes

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                          Nine-month period ended
                                   September 30,1996  September 30,1995
                                         -----------       ----------

Amount based on statutory federal
   income tax rate                     $  1,027,425       $   766,031

State income taxes, less federal
   tax effect                               229,357           171,005

Investment tax credit amortization          (54,000)          (54,000)

Other                                         7,223            38,538
                                       -------------      ------------
Income Taxes                           $  1,210,005       $   921,574
                                       =============      ============


Note 3- Reclassification

Certain amounts in 1995 have been reclassified to conform with the 1996 presentation.

                             THE WOODBURY TELEPHONE COMPANY

                                  SEPTEMBER 30, 1996


Note 4 - Subsequent events

On October 21, 1996, The Woodbury Telephone Company (the "Registrant") entered into a letter of intent with Southern New England Telecommunications Corporation ("SNETCO") pursuant to which SNETCO agreed in principle to acquire the Registrant in a merger transaction intended to qualify as a tax free reorganization under the Internal Revenue Code. Pursuant to the proposed transaction, shareholders of the Regisrant would receive that number of shares of the listed, publicly traded common stock of SNETCO having a value of $43 for each share of the common stock of the Registrant owned by them, subject to certain adjustments based upon the average closing prices of SNETCO common stock reported on the New York Stock Exchange preceding the closing date of the transaction. The proposed transaction is subject, among other things, to the approval of Registrant's shareholders.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 1996, relating to certain proposed transactions with the Southern New England Telecommunications Corporation, which is hereby incorporated by this reference.


Operating revenues increased by $1,259,556 (13.5%) and by $582,253 (19.1%) for the nine and three-month periods ended September 30, 1996 respectively over the comparable 1995 periods. Local service revenues increased by $190,491 (8.3%)for the nine months ended September 30, 1996 and by $72,980 (9.3%) for the three months ended September 30, 1996, compared to the respective 1995 periods. The increase in each period resulted primarily from an increase of 6.3% in the number of access lines served by the Company from September 30, 1995 to September 30,1996. Also contributing to the increase in each period was the introduction of CLASS services, such as Caller ID and Selective Call-Forwarding, in May 1995. Network service revenues increased by$1,046,172 (16.4%) and by $483,156 (23.9%) for the nine and three-month periods ended September 30, 1996 respectively over the comparable 1995 periods. Increased customer use of the network to make calls beyond the local calling area contributed to the increase in each period. In addition, for the nine-month period in 1996, the Company recognized network service revenues of

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

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

Operating expenses increased by $353,656 (5.2%) for the nine-month period, and by $229,546 (9.9%) for the three-month period ended September 30, 1996 over the comparable 1995 periods. General office expenses increased by $366,173 (39.9%) for the nine months and by $255,449 (87.7%) for the three months ended September 30 in 1996 compared to 1995. These increases reflect the Company's increased use of outside services to plan and implement its response to ongoing competitive and regulatory changes in the telecommunications industry environment, as well as legal and other costs incurred in connection with the proposed transaction with SNETCO.

For the nine-month period ended September 30, 1996 compared to 1995, other income decreased by $131,283 (37.2%). For the three-month period ended September 30, 1996 compared to 1995, other income decreased by $127,852 (129.8%). For each period, the decline was due mainly to costs associated with Internet services, which the Companay began offering on July 1, 1996.

As of September 30, 1996, current assets exceeded current liabilities by $3,894,272, an increase of $277,636 compared to December 31, 1995. Cash provided by operating activities for the nine months ended September 30, 1996 was $3,385,730, an increase of $593,716 over the comparable period for 1995. The Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover expenditures and dividends declared during the remainder of 1996.

                           THE WOODBURY TELEPHONE COMPANY
                                       FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the nine months ended September 30, 1996.

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