Form 10-K
period 1996-12-31
WOODBURY TELEPHONE CO
filed 1997-03-06
CIK 108202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 1996          Commission file number 0-8621

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

                      Common Stock, par value $2.50 a share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

                                Cover Page 1 of 2

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 14, 1997.

              Common Stock, $2.50 par value--$30,379,727*
           (based on the market value on February 1, 1997)

*Southern New England Telecommunications Corporation ("SNET") owns 280,645 shares (or 36.5%) of the Company's Common Stock. Also, pursuant to an Amended and Restated Agreement and Plan of Merger dated December 6, 1996 (the "Merger Agreement"), among the Company, SNET and SNET Acquisition Subsidiary, Inc. ("SAS"), a wholly-owned subsidiary of SNET, upon satisfaction of the conditions precedent to the transaction contemplated thereunder (the "Merger"), SAS will merge into the Company and the Company will become a wholly-owned subsidiary of SNET, and each share of the Company's Common Stock held by shareholders (excluding shares of Common Stock held by SNET) will be converted into the right to receive a number of publicly traded and listed shares of SNET common stock having a value equal to $43.00, subject to adjustment as described in the Merger Agreement (a copy of which is attached as Exhibit 2 hereto). The Merger is intended to be generally free of federal income tax consequences to the Company shareholders. It is the Company's position, with which SNET concurs, that SNET is not an affiliate of the Company despite its stock ownership, because the conditions to the Merger have not yet been satisfied, and for the past several years, the Company's management has held sufficient proxies to elect the Board of Directors' nominees without regard to SNET's vote of its shares. Excluding SNET's stock, the aggregate market value of the Common Stock as of February 14, 1997 was $19,294,249.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 3, 1997.

                          Common Stock, $2.50 par value--769,107

DOCUMENTS INCORPORATED BY REFERENCE

None

                                Cover Page 2 of 2

                                     PART I


Item 1. Business

      (a) GENERAL DEVELOPMENT OF BUSINESS - The Woodbury Telephone Company (the "Company") is a Connecticut corporation which commenced business in 1899. The purposes for which the Company was formed, as set forth in its Certificate of Organization, are to build, own, equip, buy, sell, operate and maintain systems of telephone exchange in any or all of the cities, towns and villages of the State of Connecticut; and systems and methods of communication from and between any or all of said cities, towns and villages by means of telephones and telephone apparatus; and, generally, to lease, rent, sell and buy telephones and telephone apparatus, and rights of every and all description. The Certificate of Organization of the Company, as amended, permits it to enter into businesses in addition to the telecommunications business. However, the Company has no present plans to enter into any other business.

      (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - The sole business in which the Company is engaged and its only industry segment is providing telecommunications services (both regulated and unregulated) to its customers as hereinafter described in Item 1(c).

      (c)  NARRATIVE DESCRIPTION OF BUSINESS

      (i) PRINCIPAL BUSINESS - The Company is engaged in the business of furnishing local exchange telephone services, intrastate toll services, and access to long distance telephone services (both intrastate and interstate). The Company also sells telephone equipment and is an Internet services provider. The Company currently is the primary provider of local exchange service in the major portions of the Towns of Woodbury, Southbury, and Bethlehem, Connecticut, and provides local exchange service to small portions of the Towns of Oxford and Roxbury, Connecticut (the area to which the Company provides exchange service being sometimes hereinafter referred to as its "Service Area"). The Service Area was established by agreement with The Southern New England Telephone Company ("SNETCo"), a subsidiary of SNET and Connecticut's largest incumbent local exchange carrier. The Service Area has been accepted by the Department of Public Utility Control of the State of Connecticut ("DPUC") and is incorporated in tariffs filed by the Company with the DPUC; however, as described in Item 1(c)(x) below regarding competition, recent Connecticut and Federal legislation will enable competitive providers to offer local exchange service in the Service Area.

         The Company has no geographical limitation on its unregulated business. The Company's business and number of customers has grown with the increase in the population of the Service Area and the introduction of new telecommunications applications (e.g., facsimiles, computer-based communications). Future growth is expected to be impacted by population increases; however, competition (as described in Item 1(c)(x) below) and additional expansion of telecommunications applications, including a growing proficiency in telecommunications-based technology, may have a greater influence on the Company's business. The total number of exchange lines in service at the end of each of the last five years was 16,640 for 1992, 17,240 for 1993, 17,977 for 1994, 18,710 for 1995 and 19,961 for 1996. Approximately 60% of the Company's exchange lines are located in the Town of Southbury, 30% in the Town of Woodbury, 8% in the Town of Bethlehem, and 2% in the Towns of Oxford and Roxbury combined.

         The Company provides local exchange service in the Service Area to its customers through central office switching equipment and cables (underground and attached to poles). Customers have the option of purchasing or leasing their telephone instrument and other terminal equipment from the Company or other sources. The Company's lines and cables are interconnected with those of other telephone companies in the United States and many other countries through the facilities of SNETCo and other carriers. The Company provides intrastate toll service under terms, conditions and rates consistent with SNETCo tariffs, as approved by the DPUC, and intrastate and interstate access under terms, conditions and rates consistent with National Exchange Carrier Association ("NECA") Tariff No. 5. See Item 1(c)(iv) below regarding regulation. The Company has upgraded its switching system to provide for equal access to interexchange carriers (e.g., AT&T Corp. ("AT&T"), Sprint, MCI Communications Corp. ("MCI")).

         (ii) NEW PRODUCTS - The Company has no present plans to introduce a new product or enter into business in a second industry segment which would require the investment of a material amount of the assets of the Company, or which is otherwise material. However, the Company, SNET Springwich, Inc. (a subsidiary of
SNET) and certain other carriers are parties to a limited partnership agreement pursuant to which the Company holds a 1% investment interest in Springwich Cellular Limited Partnership ("Springwich"), a limited partnership that provides cellular mobile telephone service. The Company's allocation of profits and losses are determined in accordance with such agreement. The Company also has recently become an Internet service provider, though the expenses and income associated with that activity is currently immaterial.

      (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS - The Company is not directly dependent on the availability of raw materials, but is dependent on its suppliers to furnish it with finished goods and products. The Company has alternative sources of supplies and is not dependent on any one supplier of finished goods and products.

      (iv) REGULATION - The Company is a public service company subject to regulation by the DPUC as to intrastate rates and services, issuance of securities, reporting requirements, and other matters. The Company is also subject to regulation by the Federal Communications Commission ("FCC") as to interstate access charges, reporting requirements, use of a uniform system of accounting established by the FCC for telephone companies, and other matters. See Item 1(c)(x) below for further description of the present regulatory climate.

      The Company provides intrastate toll service under terms, conditions and rates consistent with SNETCo tariffs, as approved by the DPUC. The DPUC has recently granted an application by SNETCo to reclassify its intrastate toll service as competitive (as opposed to its previous designation as noncompetitive), thereby allowing SNETCo greater flexibility with respect to its intrastate toll service tariff. Given the recent change in such classification, the Company cannot anticipate the precedential effect, if any, of that change which to date has not had any material impact on the Company's operations or rates for intrastate toll service.

      Effective December 1, 1996, the Company installed and implemented a system to provide intrastate equal access and presubscription in accordance with a DPUC order. If a customer selects an intrastate carrier other than the Company, the Company will be compensated for its services in connection with intrastate toll calls based on access charges. The Company provides intrastate access under terms, conditions and rates consistent with NECA Tariff No. 5. Given its recent adoption of intrastate equal access and presubscription, the Company cannot anticipate the effect thereof, though the Company expects that it will experience a loss, either from reduced revenue or increased cost (or a combination of both). The amount of such loss also may be influenced by the billing and collection arrangement, if any, that the Company maintains from time to time with each of the carriers selected by customers.

      The method for compensating the Company for its services in connection with interstate toll calls is based on access charges. The Company provides interstate access through NECA Tariff No. 5. These access charges are paid by the interstate toll carriers and end users. Under this system, the Company's revenues from interstate toll calling are not affected by the caller's choice of carrier. In 1992, the Company upgraded its switching system to provide for equal access to interstate carriers. While some local exchange carriers or their affiliates have entered into the competitive interstate toll market as a result of legislative and regulatory initiatives, the Company currently is not affiliated with any interstate offering.

         (v) SEASONAL BUSINESS - No material portion of the Company's business is seasonal.

         (vi) WORKING CAPITAL ITEMS - The Company bills its customers on a monthly basis for interstate and intrastate toll calls (to the extent it maintains a billing and collection arrangement with the interexchange carrier) made during the preceding month and in advance, at established rates, for local exchange service. The Company also has various arrangements with interexchange carriers for access to the Company's network. None of its current business practices results in any unusual demands on working capital requirements.

         (vii) CUSTOMERS - Substantially all of the Company's customers are users of telecommunications services in the Service Area and interexchange carriers that pay access charges to the Company. The Company does not have sales in an amount equal to ten (10%) percent or more of its revenue to any single customer or to any group of customers under common control or affiliated with each other. No material part of the business of the Company is dependent on a single customer or a few customers who use its telephone services, purchase telephone equipment, or pay access charges. At this time, a significant portion of the customers in the Service Area have selected one interexchange carrier as their long-distance carrier. Therefore, a material portion of the Company's access charges for interstate service are derived from that carrier. Notwithstanding the foregoing, a change of carrier by such customers would not materially affect the Company's revenue from access charges since the carriers replacing the current carrier would be required to pay the same access rates under the applicable tariff.

         (viii) BACKLOG - The Company ordinarily completes orders for telephone service within approximately five (5) working days of receipt (though that period may be extended by a few days during the summer months). There has never been any material number of uncompleted orders for service. The nature of the Company's business does not permit a reporting of the dollar amount of uncompleted orders for service.

         (ix) GOVERNMENT CONTRACTS - No material portion of the Company's business is with the Government.

         (x) COMPETITION - As described below, it is likely that recent Connecticut and Federal legislation and regulations adopted in connection therewith will enable competitive providers to offer local exchange service in the Service Area.

      Historically, the Company and other local exchange carriers generally have competed, on an unregulated basis, in the areas of billing and collection of interstate services, and customer premises equipment. The Company offers customer premises equipment on an unregulated basis under an FCC approved plan. An increasing number of customers are providing their own equipment and other facilities in lieu of equipment and facilities leased from the Company. The Company has no geographical limitation on its unregulated business. The Company presently does not derive a material amount of its revenue from its unregulated business.

      Federal Telecommunications Act

       Since AT&T was required to divest itself of the 22 Bell operating companies, regulatory and judicial rulings have generally increased competition within the telephone industry, and have deregulated the provision of new terminal equipment and enhanced services. In February 1996, the Federal Telecommunications Act of 1996 (the "Federal Telecommunications Act") became law. The Federal Telecommunications Act, among other things, removes all barriers to competition in the provision of local telecommunications services and imposes certain obligations on local exchange carriers, like the Company, to facilitate the introduction of competition to the local markets. In August 1996, the FCC issued rules for interconnection between incumbent local exchange carriers and competitive service providers. These rules have been the subject of certain appeals currently pending in Federal court, and some rules have been stayed pending judicial review.

      Generally, the Federal Telecommunications Act requires all telecommunications carriers to interconnect with each other and not to install equipment that would preclude interconnectivity. Each local exchange carrier has the duty to not impose unreasonable or discriminatory conditions on the resale of its telecommunications services; provide, to the extent technically feasible, number portability; provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing; allow access to rights of way; and establish reciprocal compensation for the transport and termination of telecommunications.

      The Federal Telecommunications Act also imposes additional obligations on all incumbent local exchange carriers to negotiate in good faith; provide interconnection with the facilities and equipment of any requesting carrier; provide nondiscriminatory access to unbundled network elements; offer any telecommunication service for resale at wholesale rates (based on retail rates less avoided costs); provide public notice of changes that would affect interoperability; and provide for physical collocation of another carrier's equipment necessary for interconnection or access to unbundled network elements.

      As an incumbent local exchange carrier, the Company is not only subject to the duties generally applicable to all local exchange carriers, but also, unless exempt, the additional obligations imposed on incumbents. The Federal Telecommunications Act exempts "rural telephone companies" from such additional obligations. The Company qualifies as such a rural telephone company because it provides telephone exchange services to fewer than 50,000 access lines. Accordingly, the Company is exempt from such additional obligations until it has received a bona fide request for interconnection, services, or network elements, and the DPUC terminates the Company's exemption because the request is not unduly economically burdensome, is technically feasible, and is consistent with universal service principles being developed under the Federal Telecommunications Act.

      To date one competitive carrier, TCI Telephony Services of Connecticut, Inc. ("TCI"), has requested that the Company initiate negotiations concerning interconnection, services and network elements under the Federal Telecommunications Act. The Company has advised TCI of its exemption as a rural telephone company. On November 5, 1996, on TCI's application, the DPUC opened Docket No. 96-11-06 (the "TCI Docket") to conduct the inquiries necessary to determine whether to terminate the Company's exemption. The Company recently reached an agreement in principle with TCI pursuant to which, among other things, the Company would offer for resale by TCI its local, retail telecommunication services at a wholesale price reflecting a discount to be established by the DPUC in a SNETCo docket. In connection with such agreement in principle, TCI withdrew its request to inquire into the Company's exemption, without prejudice if the Company and TCI fail to reach a definitive agreement on resale. Accordingly, the DPUC has closed the TCI Docket. The Company anticipates that other competitive carriers may seek to resell the Company's local, retail telecommunication services in a manner similar to TCI.

      It is likely that irrespective of the Company's obligations under the Federal Telecommunications Act, in 1997 the DPUC will process the Company's dockets opened under the Connecticut Telecommunications Act described below, subject to the regulatory treatment of the proposed Merger (see Item 12 below for a description of the Merger). If the DPUC terminates the Company's exemption or takes other action having a similar effect, the Company anticipates that increased competition in the Service Area will result in market penetration by other carriers, a reduction in the Company's traditional sources of revenues, and increased expenses being incurred by the Company to satisfy its regulatory obligations. In the absence of regulatory relief, local exchange competition and the additional obligations imposed on incumbent local exchange carriers under the Federal Telecommunications Act could seriously threaten the viability of the Company in the long term. In any event, the Company believes that based on the DPUC's actions in implementing the Connecticut Telecommunications Act described below and general industry trends, it is likely that the Company will face local exchange competition and could be materially and adversely affected thereby in the long term.

      Connecticut Telecommunications Act

       Prior to the enactment of the Federal Telecommunications Act, Connecticut has taken steps to increase competition in the provision of local exchange telephone service. Effective July 1, 1994, Public Act 93-84, Sections 16-247a et seq. of the Connecticut General Statutes (the "Connecticut Telecommunications Act") promotes broader competition in the Connecticut telecommunications market, with the stated goal of assuring high quality customer and technical services. The Connecticut Telecommunications Act opens Connecticut telecommunications services, including local exchange service, to full competition, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, like the Company. The Federal Telecommunications Act is largely consistent with the Connecticut Telecommunications Act, though the Federal pricing provisions could require the Company to charge competitors for services below the Company's cost of providing such services.

      The DPUC has been charged with implementing the Connecticut Telecommunications Act. More than 100 organizations have been certified to operate as telecommunications companies in Connecticut, and approximately 20 (including AT&T, MCI and TCI) have been certified by the DPUC to provide local service. The DPUC has held numerous hearings on, and is nearing the completion of, implementation proceedings for SNETCo and certain other matters having general application to the Connecticut telecommunications market. As a result of proceedings in its dockets, SNETCo has already or shortly will unbundle its local network, resell its local exchange services, and interconnect with competitive carriers. SNETCo also has been granted an alternative form of regulation and reclassified some of its services as competitive (as opposed to emerging competitive or noncompetitive) under the Connecticut Telecommunications Act.

      The Company has been participating in the proceedings involving the implementation of the Connecticut Telecommunications Act, and the DPUC has opened three dockets to examine the cost of providing service, intrastate depreciation rates, and unbundling the local telecommunications network, respectively, for the Company. While the Company's dockets have not been significantly advanced, the DPUC has indicated that the principles developed in the SNETCo dockets are likely to apply equally to the Company. The Company has consistently maintained that such a uniform application may not be appropriate given certain significant differences between SNETCo and the Company. For example, the Company has a different rate and access charge structure, almost all of the Company's telecommunications services are currently classified as noncompetitive, and there is no alternative regulation plan for the Company pending before the DPUC. Unlike the Federal Telecommunications Act, the Connecticut Telecommunications Act does not provide for any exemption for the Company as a rural or small telephone company.

      Like the potential adverse effect of the Federal Telecommunications Act, the implementation of the Connecticut Telecommunications Act, including the introduction of local exchange competition to the Service Area, could seriously threaten the viability of the Company in the long term. The Company anticipates that the DPUC will process the Company's dockets in 1997, subject to the regulatory treatment of the proposed Merger (see Item 12 below for a description of the Merger). Moreover, it is likely that in the near future the DPUC will implement local exchange competition in the Service Area. While the Company cannot reasonably predict the effect of such competition at this time, absent favorable regulatory treatment, including modifying some of the principles developed in the SNETCo dockets, it is likely that local exchange competition could materially and adversely affect the Company in the long term.

      (xi) RESEARCH ACTIVITIES - The Company continually reviews technological advances in products and methods of providing services used or usable by it. Expenses for these activities are classified as general operating expenses. No material amount of money, or time of any employee or officer of the Company, is spent on Company sponsored research and development activities or customer sponsored research activities.

      (xii) COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS - Compliance by the Company with Federal, state, and local provisions relating to the discharge of materials into the environment or otherwise relating to the protection of the environment does not have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

      (xiii) EMPLOYEES - As of December 31, 1996, the Company employed 72 full-time persons and 4 part-time employees. In January, 1996, the Company negotiated a three year contract with its nonmanagement employees who are represented by the Connecticut Union of Telephone Workers, Inc., which contract will expire January 31, 1999.

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

      Capital expenditures for all telephone plant were approximately $1,812,000 for 1992, $2,041,000 for 1993, $3,536,000 for 1994, $2,076,000 for 1995 and
$3,813,000 for 1996. Included were the replacement of the Company's older poles and cable and additions to its central office equipment. All of the Company's customers are served by digital central office switching equipment, which the Company upgraded in 1992.

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

      The Company is indebted pursuant to an Indenture of Mortgage and Deed of Trust dated as of February 1, 1973, as amended by a First Supplemental Indenture dated as of April 1, 1975, a Second Supplemental Indenture dated as of November 1, 1977, a Third Supplemental Indenture dated March 1, 1982, and a Fourth Supplemental Indenture dated as of July 31, 1992, by and between the Company and The First National Bank of Boston as Trustee, pursuant to which the Company issued its Series A, B, C, D, E, F and G First Mortgage Bonds. Series A, B, C, D, E and F have been paid and retired. The payment of Series G bonds, in the aggregate outstanding principal amount of $9,000,000 as of December 31, 1996, is secured by a first mortgage of substantially all of the Company's property.

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

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

      The approximate number of record holders of the Company's Common Stock as of February 14, 1997 was 688. There is no active trading market in the Company's Common Stock. The prices at which stock of the Company is traded are, however, presented through the NASDAQ OTC Bulletin Board trading system using the symbol "WBTL". The prices quoted herein are based on information obtained from the NASDAQ OTC Bulletin Board. Also listed herein is the frequency and amount of dividends paid during the last two years.

                                                                  DIVIDENDS
                                                                    PAID
                       PRICE OF COMMON STOCK                      PER SHARE
                       High            Low           Close
1995:
First Quarter          $26 1/4         $23           $23            $.38
Second Quarter         $25             $22 1/2       $22 3/4        $.38
Third Quarter          $24 1/2         $23           $24 1/2        $.38
Fourth Quarter         $27             $23 3/4       $25            $.38

1996:
First Quarter          $26 3/8         $24           $24 1/2        $.38
Second Quarter         $26 3/8         $23 3/8       $26 3/8        $.38
Third Quarter          $28 1/2         $24 1/4       $28 1/2        $.38
Fourth Quarter         $39 1/2         $26 3/4       $38 1/2        $.38

      The Company, as a regulated public utility, is allowed to earn and pay a return on the investment by its shareholders. Though there is no assurance as to future dividends, the Company has paid dividends every quarter since 1951 and expects to continue to pay dividends in the foreseeable future. The Company's ability to pay dividends is limited by the terms of an Indenture of Mortgage and Deed of Trust dated February 1, 1973, as amended, pursuant to which the Company issued first mortgage bonds having an aggregate principal amount outstanding of $9,000,000 as of December 31, 1996 such that dividends and restricted investments after January 1, 1992 may not exceed $3,000,000 plus 100% of the cumulative net income after January 1, 1992 (reduced for any net losses after such date). As of December 31, 1996, approximately $6,080,579 of retained earnings is available for dividends. The Company currently has no restricted investments.

Item 6.    Selected Financial Data.

===========================================================================================================
                                  1996           1995             1994            1993            1992
-----------------------------------------------------------------------------------------------------------
Operating Revenues            $14,342,596     $12,592,857     $12,038,143     $11,457,557     $11,422,319
-----------------------------------------------------------------------------------------------------------
Net income                      2,641,253       1,831,810       1,624,177       1,302,518       1,526,030
-----------------------------------------------------------------------------------------------------------
Long-term debt                  9,000,000       9,000,000       9,000,000       9,000,000       9,000,000
-----------------------------------------------------------------------------------------------------------
Total assets                   29,028,822      27,323,156      28,083,937      26,994,308      26,609,485
-----------------------------------------------------------------------------------------------------------
Per share of Common Stock
-----------------------------------------------------------------------------------------------------------
  Net Income                         3.43            2.38            2.11            1.69            1.98
-----------------------------------------------------------------------------------------------------------
  Cash dividends                     1.52            1.52            1.52            1.52            1.52
===========================================================================================================

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

OPERATIONS:

           Total operating revenues increased by $1,749,739 (13.9%) in 1996 compared to 1995, and by $554,714 (4.6%) in 1995 compared to 1994. Local service revenues increased by $281,356 (9.1%) in 1996 compared to 1995, and by $191,968 (6.6%) in 1995 compared to 1994 due primarily to increases in the customer base for the periods of 6.7% and 4.1% respectively. Network service revenues increased by $1,467,070 (17.1%) in 1996 compared to 1995, and by $370,215 (4.5%)
in 1995 compared to 1994. Increased customer use of the network to make calls beyond the local calling area contributed to the increase in each period.

           Total operating expenses increased by $432,994 (4.7%) in 1996 compared to 1995, and by $347,171 (3.9%) in 1995 compared to 1994. Maintenance expenses decreased by $33,633 (1.2%) in 1996 compared to 1995, and increased by $136,866 (5.2%) in 1995 compared to 1994 as certain personnel were re-assigned from corporate operations to plant operations. Depreciation and amortization expense increased by $112,343 (4.0%) in 1996 compared to 1995, and by $190,362 (7.3%) in 1995 compared to 1994. The increase in both years reflects a greater investment in telephone plant necessary to provide service to an increased number of customers. General office expenses increased by $313,090 (22.1%) in 1996 compared to 1995. The increase is due mainly to legal and other costs, totaling approximately $280,000, incurred in connection with the proposed transaction with SNET. General office expenses in 1995 were comparable to 1994.

           Other income decreased by $210,265 (43.1%) in 1996 compared to 1995. Included in the 1996 amount is a loss of $121,968 on Internet services, which the Company began offering on July 1, 1996. Also in 1996, the Company experienced a decline in sales of key system equipment of approximately $48,700 compared to 1995, as well as a decline in revenues from rented telephone equipment of approximately $24,000. Other income increased by $188,535 (63.0%) in 1995 compared to 1994. In 1994, there was a charge to income (reduction) of approximately $80,000 for the removal from inventory of obsolete rental equipment and repair parts.

           As a result of the above, net income increased by $809,444 (44.2%) in 1996 compared to 1995, and by $207,633 (12.8%) in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

           Expenditures to purchase telephone plant and equipment and other property were approximately $3,813,000 in 1996, $2,076,000 in 1995, and $3,536,000 in 1994. In all three years, cash provided by operating activities was adequate to meet the financing of capital expenditures.

           Current assets exceeded current liabilities by $3,830,905 at December 31, 1996 compared to $3,616,636 at December 31, 1995. Additional liquidity is provided, if needed, by a short-term line of credit of $750,000, which expires May 31, 1997. Management expects it will be able to finance this arrangement for another year.

Item 8.  Financial Statements and Supplementary Data.

      The response to Item 8 is submitted as a separate section of this report. Additional financial information, which is qualified in its entirety by the Company's financial statements, is contained in the Financial Data Schedule attached as Exhibit 27 hereto.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.
      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      (a)  Directors; Executive Officers.

                               CLASS I DIRECTORS
                        WHOSE TERM WILL EXPIRE IN 1999

                             Business Experience,
                             Principal Occupation
                             and Employment During
                             Past Five years and                   Director
Name of Director             Other Directorships                      Since
----------------             -------------------                      -----
Harmon L. Andrews            Mr. Andrews is the Business               1973
      Age 66                 Administrator for the Board
                             of Education of Orange, CT,
                             a position he has held since
                             1986.  Mr. Andrews served
                             as the Company's Chairman
                             of the Board of Directors from
                             1981 to 1992.  Mr. Andrews
                             currently serves as the Secretary
                             of the Company.

John A. Michaels             Mr. Michaels is the Chief                 1977
      Age 54                 Executive Officer of Michaels
                             Enterprises, Inc. (a holding
                             company for retail jewelry stores)
                             and Irving Michaels & Co.
                             (distributor, importer and
                             consultant to retail jewelry
                             stores).  He has served as a
                             director of the Jewelers Mutual
                             Insurance Company since July, 1996.

Walter F. Torrance, Jr.      Mr. Torrance currently holds an           1969
      Age 69                 "of counsel" position with
                             the law firm of Carmody & Torrance, after
                             being a partner with that firm from 1992 to
                             1995. He retired in July, 1992 from
                             Northeast Utilities after serving as its
                             Senior Vice President, Secretary and General
                             Counsel.

-------------------------------------------------------------------------------

                              CLASS II DIRECTORS
                            WHOSE TERM EXPIRE IN 1997

                             Business Experience,
                             Principal Occupation
                             and Employment During
                             Past Five Years and                Director
Name of Director             Other Directorships                 Since
----------------             -------------------                 -----

William C. Bassett           Mr. Bassett is the President        1978
      Age 52                 of W. E. Bassett Co., a
                             manufacturer of Trim manicure
                             implements located in Derby,
                             Connecticut.

William T. Drakeley          Mr. Drakeley worked for the         1991
      Age 57                 State of Connecticut in various
                             capacities beginning in 1963, and
                             held the position of Deputy
                             Executive Director of the Division
                             of Special Revenue of the State of
                             Connecticut from 1983 to 1991. He
                             is currently self-employed as an
                             antiques dealer.

Michael Phelan               Mr. Phelan is currently Vice        1996
     Age 50                  President - Network Marketing
                             and Sales of The Southern New
                             England Telephone Company ("SNET"),
                             a position he has held since 1994.
                             Prior to that time and since 1977,
                             he has worked in various capacities
                             for SNET and its affiliates,
                             including holding the positions of
                             Assistant Vice President Regulatory
                             Planning and Vice President -
                             Network Finance, respectively,
                             prior to his current position and
                             acting as President and Chief
                             Executive Officer of SNET Credit,
                             Inc. from 1991 to 1993.

        ----------------------------------------------------------------

                               CLASS III DIRECTORS
                         WHOSE TERM WILL EXPIRE IN 1998

                             Business Experience,
                             Principal Occupation
                             and Employment During
                             Past Five Years and                  Director
Name of Director             Other Directorships                     Since
----------------             -------------------                     -----
Joyce M. Davis               Ms. Davis is an Executive                1978
      Age 58                 Assistant for the Goelet
                             Corp., a real estate company
                             located in New York, New York.

J. Garry Mitchell            Mr. Mitchell retired from                1969
      Age 68                 the Company in 1993 after having
                             been principally employed by it
                             since 1948. He acted as its
                             President from 1976 to 1993, and
                             its Chief Executive Officer from
                             1992 to 1993. In 1992, he also
                             became the Company's Chairman of
                             the Board of Directors, a position
                             that he still holds.

Donald E. Porter             Mr. Porter is the Chief                  1993
      Age 47                 Executive Officer, President
                             and Treasurer of the Company. He
                             has been principally employed by
                             the Company since 1972, acting as
                             its Treasurer since 1976 and as its
                             Chief Executive Officer and
                             President since 1993. Mr. Porter
                             also served as a Vice President of
                             the Company from 1991 to 1993, and
                             as its Chief Operating Officer from
                             1992 to 1993.

-----------------------------------------------------------------

      SNET has a contractual right to be represented by one director on the Company's Board of Directors. Michael Phelan has acted in that capacity since January, 1996. No other director or executive officer serves pursuant to any arrangement or understanding between such person and any other person(s).

      (b) Compliance with Section 16(a) of the Exchange Act. To the best of the Company's knowledge, based on its review of forms submitted during the year ended December 31, 1996, no officer, director or beneficial owner of more than ten percent (10%) of the Company's Common Stock failed to file or was delinquent in filing any report required to be filed in accordance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation.

      The following table sets forth all remuneration during the fiscal year ending December 31, 1996, for the Company's chief executive officer (there being no other executive officers or any employees receiving remuneration in excess of $100,000):


                  SUMMARY COMPENSATION TABLE(1)


                           Annual Compensation
                       ---------------------------
   (a)           (b)        (c)          (d)        (e)

                                        Other
Name and                                Annual       All Other
Principal                            Compensation(2) Compensation(3)
Position         Year    Salary($)       ($)           ($)
-----------------------------------------------------------------
Chief Executive  1996   $97,846.18    $3,000.00    $11,093.09
Officer          1995    92,923.16     2,500.00     10,496.47
Donald E. Porter 1994    90,300.12        0          9,903.25


      NOTES TO SUMMARY COMPENSATION TABLE

      1. The Company did not award or pay to, nor did any executive officer whose compensation is subject to disclosure earn any bonus or long-term compensation, including restricted stock awards, stock options, stock appreciation rights or long-term incentive plan.

      2. Other annual compensation consists of a cash bonuses paid to Mr. Porter in 1995 and 1996, respectively.

      3. Other compensation consists of contributions by the Company on behalf of the named executive under the WTC Management 401(k) Plan maintained by the Company ("WTC Management 401(k) Plan"), which includes a salary reduction plan under the provisions of Section 401(k) of the Internal Revenue Code. The WTC Management 401(k) Plan covers eligible employees except those covered by collective bargaining agreements. Under the salary reduction plan, income tax is deferred on amounts which employees elect to have contributed to the WTC

           Management 401(k) Plan from their salaries. The WTC Management 401(k) Plan permits an eligible employee to reduce up to 15% of his compensation for contribution to the plan and the Company contributes, on a matching basis, an amount determined according to the following formula: the Company contributes an amount equal to each percent contributed by each employee for salary reductions up to 3% and, thereafter, one-half (1/2) of each percent contributed by each employee for salary reductions up to 7%, with no matching occurring for salary reductions in excess of 7%. Also, under the terms of the WTC Management 401(k) Plan, the Company must contribute to the plan 6% of the compensation for each eligible employee without reference to contributions made by such employees. In addition, the Board of Directors may elect to contribute amounts to the WTC Management 401(k) Plan which all eligible employees would share in proportion to their annual compensation (exclusive of bonuses and overtime) without reference to salary reduction contributions. No such elective contribution was made in 1996.

      Pursuant to the Change in Control Agreement dated June 24, 1996, between the Company and Donald E. Porter, President and Chief Executive Officer of the Company (the "Change in Control Agreement"), Mr. Porter is entitled to certain payments if a "Fundamental Change" occurs in connection with a "Change in Control" (as such terms are defined in the Change in Control Agreement, a copy of which is attached as Exhibit 4 hereto).

      Under the Change in Control Agreement, a Fundamental Change occurs if there is a change in Mr. Porter's status, title, position or responsibilities; a reduction in his compensation; a relocation of his principal office; termination of his employment other than for cause or as a result of his death, disability or retirement. (Mr. Porter, however, may be terminated for cause, as defined in the Change in Control Agreement, in which event he is not entitled to any benefits thereunder.)

      Pursuant to the Change in Control Agreement, a Change in Control occurs when a person obtains more than 10 percent of the voting power of the Company (or, in the case of SNET, SNET acquires additional shares of the Company's Common Stock (see Item 12 below regarding SNET's ownership of the Company's Common Stock)); or the Company's shareholders approve a merger effecting material changes in the composition of the Company's Board of Directors, a sale of substantially all of the Company's assets, or a plan of liquidation of the Company; or there are certain material changes in the composition of the Company's Board of Directors; or the Company files a plan to merge or engage in a similar transaction with the DPUC.

      In order for Mr. Porter to receive benefits under the Change in Control Agreement, a Fundamental Change must have occurred within 6 months prior to, or 24 months after, a Change in Control. If a Fundamental Change occurs within such a period, Mr. Porter may terminate his employment with the Company within 12 months after the occurrence of the Fundamental Change, in which case Mr. Porter has the right to be paid the lesser of 220 percent of his then current annual compensation or 299 percent of the average of his annual compensation for the preceding five years. Notwithstanding the foregoing, if the Fundamental Change which occurs is the Company's termination of Mr. Porter's employment other than for cause, Mr. Porter is entitled to the foregoing payment without having to take any affirmative action. In either case, Mr. Porter may designate payment in a lump sum or in equal monthly installments.

      The Company's obligations under the Change in Control Agreement terminate as of the end of the month after Mr. Porter's death, disability or retirement following a Change in Control.

      Under the Change in Control Agreement, Mr. Porter is entitled to the payment described above if a Fundamental Change occurs within 24 months after each of the filing by the Company and SNET with the DPUC seeking approval of the Merger, the approval of the Merger by the Company's shareholders, SNET's acquisition of the Company's Common Stock in connection with the Merger, or the occurrence of any subsequent event that constitutes a Change in Control. See
Item 12 below for a description of the Merger.

      The foregoing description of certain information regarding the Change in Control Agreement is not intended to be a summary of all material information relating thereto and is qualified in its entirety by reference to the Change in Control Agreement, a copy of which is attached as Exhibit 4 hereto.

      As a group (consisting of nine persons), executive officers and directors earned $229,008.80 during the fiscal year ended December 31, 1996. Directors of the Company who are not salaried officers receive an annual retainer of $4,500. Directors also are compensated at the rate of $350 (increased from $300 after April 1, 1996) for attendance at each meeting of the Board of Directors and each committee meeting of the Board of Directors. The chairman of the Audit Committee is paid $500 annually in addition to all other fees. In lieu of the annual retainer and meeting fees for standing committees, Messrs. Mitchell and Andrews received a salary for serving as Chairman of the Board and Secretary, respectively, and each was paid $350 (increased from $300 after April 1, 1996) for each committee meeting attended. During 1996, Mr. Mitchell was paid a salary (including standing committee attendance fees) of $26,662.50 and received $13,500 pursuant to an employment agreement with the Company entered into in 1991. Mr. Mitchell also received a $180 payment for telephone allowance provided to all retired employees of the Company. During 1996, Mr. Andrews was paid a salary of $12,786.03 and received $2,700 for attending committee meetings.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

      (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 14, 1997, the only beneficial owner known to the Company of more than 5% of the Common Stock of the Company.

                                                         (3)
        (1)                     (2)                Amount & Nature         (4)
       Title              Name & Address            of Beneficial        Percent
        of                 of Beneficial              Ownership            of
      Class                   Owner                  (Shares)            Class
-----------------------------------------------------------------------------------
Common Stock,        Southern New                      280,645            36.5%
$2.50 par            England                        (sole voting
value                Telecommuni-                  and investment
                     cations                           power)
                     Corporation,
                     227 Church Street,
                     New Haven,
                     Connecticut


      (b) Security Ownership of Management. The following table sets forth the beneficial ownership as of February 14, 1997 of all directors, nominees and executive officers of the Company.

                                                         (3)
     (1)                                           Amount & Nature         (4)
    Title                    (2)                    of Beneficial        Percent
      of                   Name of                    Ownership            of
    Class              Beneficial Owner               (Shares)*           Class
-----------------------------------------------------------------------------------
Common          Harmon L. Andrews                        973              0.13%
Stock,          William C. Bassett                       350              0.04%
$2.50 par       Joyce M. Davis                           200              0.03%
value           William T. Drakeley                     1820              0.24%
                John A. Michaels                         500              0.06%
                J. Garry Mitchell                       5884              0.77%
                Michael Phelan                           100              0.01%
                Donald E. Porter                         231              0.03%
                Walter F. Torrance, Jr.                  500              0.06%
                                                     --------           ------

All directors and executive                           10,583 **           1.37%
officers as a group (9 persons)                      ========           ======

      *Pursuant to the Certificate of Incorporation, all directors of the Company must be shareholders of the Company.

      **The individual directors have sole investment and voting power with respect to the shares owned by them except for 5684, 450 and 300 shares owned by Messrs. Mitchell, Andrews and Michaels, respectively, and all of the shares owned by Mr. Drakeley, as to which each of them share voting and investment power with their respective wives.

      (c) Changes in Control. The Company, SNET and SAS are parties to the Merger Agreement pursuant to which, among other things, SAS will merge with and into the Company and each outstanding share of the Company's Common Stock (excluding any shares with respect to which dissenters' rights have been perfected and excluding shares of Common Stock held by SNET) will be converted into the right to receive a number of shares of common stock of SNET, par value $1.00 per share, together with accompanying rights, as more particularly described in the Merger Agreement.

      All of the conditions to the consummation of the Merger, including, without limitation, the approval of the Company's shareholders and the DPUC, have not yet been satisfied. Upon satisfaction of such conditions and the consummation of the Merger, SNET will own 100% of the Common Stock.

      The foregoing description of certain information regarding the Merger is not intended to be a summary of all material information relating to the Merger and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2 hereto.

Item 13. Certain Relationships and Related Transactions. Mr. Phelan, a director of the Company since January 31, 1996, is employed by SNETCo, as its Vice President - Network Marketing and Sales. SNET, the parent company of SNETCo, owns 36.5% of the Common Stock of the Company, and under the Merger Agreement described in Item 12 above, has agreed to acquire the remaining 63.5% of the Common Stock. Mr. Phelan acts as SNET's representative on the Company's Board of Directors.

      In the normal course of business the Company has several operating agreements with SNETCo. These agreements, which are common to small independent telephone companies, relate to operator services, directories, directory advertising, record maintenance and consulting services, and are necessary to provide adequate and complete service to the Company's customers. They are reviewed periodically as to fairness and cost to the Company and are negotiated without regard by the Company or SNETCo to the ownership by SNET of the Company's Common Stock. The Company believes that the cost of purchasing these services is less than the cost of providing them directly, to the extent it is able to do so. The aggregate amount billed by SNETCo to the Company during 1996 in connection with these arrangements was $170,082. The Company carries accounts receivable and accounts payable with respect to the relationships described above.

      In addition, the Company, SNET Springwich, Inc., a wholly-owned subsidiary of SNET, and certain other carriers are parties to an agreement pursuant to which the Company holds a 1% investment interest in Springwich, a limited partnership providing cellular telephone service. The Company's profits and losses regarding its investment in Springwich are determined without regard to any other agreements between the Company and SNETCo or the ownership by SNET of the Company's Common Stock.

      Mr. Torrance, a director of the Company since 1969, became a partner in the law firm of Carmody & Torrance in 1992 and currently holds an "of counsel" position with that firm. The Company has retained Carmody & Torrance as its legal counsel since 1971, and members of such firm generally advise the Company in all legal matters. The fees paid by the Company to Carmody & Torrance in 1996 did not exceed 5% of such firm's gross revenues during that year.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.

      (a)(1) and (2)         The response to this portion of Item 14
                             is submitted as a separate section of
                             this report.

      (3)  Listing of Exhibits*:

                       Amended and Restated Agreement and
                             Plan of Merger
                       The Company's Bylaws
                       Change in Control Agreement
                       Financial Data Schedule

      (b)  Reports on Form 8-K filed in the fourth quarter of 1996:

                       Form 8-K dated November 4, 1996 (pertaining to the Merger with SNET)**

      (c)  Exhibits:

                       (2)   Amended and Restated Agreement and
                             Plan of Merger
                       (3)(ii)   The Company's Bylaws
                       (4)   Change in Control Agreement
                       (27)  Financial Data Schedule

      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

      An index to the Exhibits filed or incorporated by reference immediately precedes such Exhibits.

-------------
      * The Company's previously filed Certificate of Organization (amended to September 15, 1988) is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, attached as Exhibit 3(i) thereto. The Company's Fourth Supplemental Indenture of Trust dated July 31, 1992 is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, attached as Exhibit 4 thereto.

      ** The Company's previously filed Form 8-K dated November 4, 1996 disclosed the existence of a letter of intent entered into on October 21, 1996 between the Company and SNET. The Amended and Restated Agreement and Plan of Merger attached as Exhibit 2 hereto effected and superseded that letter of intent.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             March 6, 1997

                                    THE WOODBURY TELEPHONE COMPANY


                                    By s/J. Garry Mitchell
                                       -------------------------------
                                        J. Garry Mitchell
                                       Its Chairman of the Board
                                        of Directors


                                    By s/Donald E. Porter
                                       -------------------------------
                                       Donald E. Porter
                                       Its Chief Executive Officer,
                                        President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By s/J. Garry Mitchell                   By s/Donald E. Porter
   ------------------------                 --------------------------
   Chairman of the Board                           A Director
   of Directors                              Donald E. Porter
   J. Garry Mitchell

Date:  March 6, 1997                    Date:  March 6, 1997
   ------------------------                 --------------------------


By s/Michael Phelan                      By s/Joyce M. Davis
   ------------------------                 --------------------------
   A Director                               A Director
   Michael Phelan                           Joyce M. Davis


Date:  March 6, 1997                    Date:  March 6, 1997
     ---------------------                   -----------------------

                                          By s/John A. Michaels
                                             -------------------------
                                             A Director
                                             John A. Michaels

                                         Date:  March 6, 1997
                                               -------------------------

                           Annual Report on Form 10-K

                                     Item 8

                  Financial Statements and Accompanying Notes

                          Year Ended December 31, 1996

                         The Woodbury Telephone Company

                             Woodbury, Connecticut

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders
The Woodbury Telephone Company

We have audited the accompanying balance sheets of The Woodbury Telephone Company as of December 31, 1996 and 1995, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodbury Telephone Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Hartford, Connecticut
February 6, 1997

                         THE WOODBURY TELEPHONE COMPANY

                                 BALANCE SHEETS

                                                                 DECEMBER 31
                                                            1996             1995
                                                      -------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $  2,102,768      $  2,238,782
Accounts receivable, less allowance for losses of
$80,000 in 1996 and $60,000 in 1995                       1,875,990         1,589,030
Other receivables                                         1,515,580         1,254,484
Materials and supplies--at cost                             664,629           421,306
Prepaid expenses                                             53,191            51,689
Recoverable income taxes                                    198,665
                                                      -------------------------------
TOTAL CURRENT ASSETS                                      6,410,823         5,555,291


TELEPHONE PLANT AND OTHER PROPERTY:
In service                                               43,432,833        41,145,132
Plant under construction                                    789,058            34,706
Accumulated depreciation (deduction)                    (22,992,930)      (20,857,711)
                                                      -------------------------------
                                                         21,228,961        20,322,127

Other property                                              222,414            76,717
                                                      -------------------------------
                                                         21,451,375        20,398,844

OTHER ASSETS:
1% Investment in Springwich Cellular Limited
Partnership                                                 535,068           535,068
Deferred charges, less accumulated amortization of
$847,127 in 1996 and $703,698 in 1995                       336,780           480,209
Regulatory asset                                            294,776           353,744
                                                      -------------------------------
                                                          1,166,624         1,369,021
                                                      -------------------------------
                                                       $ 29,028,822      $ 27,323,156
                                                      ===============================

                                                                DECEMBER 31
                                                            1996            1995
                                                    -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                        $ 1,944,593     $ 1,281,373
Advance billings and customers' deposits                    297,825         286,640
Accrued interest                                            337,500         337,500
Income taxes payable                                                         33,142
                                                    -------------------------------
TOTAL CURRENT LIABILITIES                                 2,579,918       1,938,655

LONG-TERM DEBT                                            9,000,000       9,000,000

DEFERRED CREDITS:
Income taxes                                              1,710,146       2,044,044
Investment tax credits                                      204,114         276,114
Regulatory liability                                        703,411         808,735
                                                    -------------------------------
                                                          2,617,671       3,128,893

OTHER LIABILITIES                                           557,286         453,872

SHAREHOLDERS' EQUITY:
Common stock, par value $2.50 per share, authorized
1,250,000 shares, issued and outstanding 769,107
shares                                                    1,922,768       1,922,768
Additional paid-in capital                                1,475,394       1,475,394
Retained earnings                                        10,875,785       9,403,574
                                                    -------------------------------
                                                         14,273,947      12,801,736

                                                    -------------------------------
                                                        $29,028,822     $27,323,156
                                                    ===============================


See accompanying notes.

                         THE WOODBURY TELEPHONE COMPANY

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                             YEAR ENDED DECEMBER 31
                                                    1996              1995              1994
                                               ------------------------------------------------
Operating revenues:
  Local service                                $  3,372,114      $  3,090,758      $  2,898,790
  Network service                                10,058,206         8,591,136         8,220,921
  Other                                             929,208           970,328           955,917
  Provision for uncollectibles (deduction)          (16,932)          (59,365)          (37,485)
                                               ------------------------------------------------
                                                 14,342,596        12,592,857        12,038,143
Operating expenses:
  Maintenance                                     2,718,441         2,752,074         2,615,208
  Depreciation and amortization                   2,903,948         2,791,605         2,601,243
  General office                                  1,731,669         1,418,579         1,410,010
  Commercial                                      1,400,319         1,377,052         1,398,643
  Other                                             924,849           906,922           873,957
                                               ------------------------------------------------
                                                  9,679,226         9,246,232         8,899,061
                                               ------------------------------------------------
                                                  4,663,370         3,346,625         3,139,082

Other income:
  Rental of telephone equipment and other,
   net                                              146,172           358,759           204,574
  Interest                                          131,485           129,163            94,813
                                               ------------------------------------------------
                                                    277,657           487,922           299,387
                                               ------------------------------------------------
                                                  4,941,027         3,834,547         3,438,469

Interest expense                                    838,835           827,011           821,562
                                               ------------------------------------------------
Income before income taxes                        4,102,192         3,007,536         2,616,907

Income taxes                                      1,460,939         1,175,726           992,730
                                               ------------------------------------------------

NET INCOME (per share: 1996--$3.43; 1995--
$2.38; 1994--$2.11)                               2,641,253         1,831,810         1,624,177

Retained earnings at beginning of year            9,403,574         8,740,806         8,285,671
                                               ------------------------------------------------
                                                 12,044,827        10,572,616         9,909,848

Dividends ($1.52 per share)                       1,169,042         1,169,042         1,169,042
                                               ------------------------------------------------
RETAINED EARNINGS AT END OF YEAR               $ 10,875,785      $  9,403,574      $  8,740,806
                                               ================================================

Average number of shares of Common Stock
outstanding                                         769,107           769,107           769,107
                                               ================================================


See accompanying notes.

                         THE WOODBURY TELEPHONE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31
                                                   1996             1995             1994
                                               ----------------------------------------------
OPERATING ACTIVITIES
Net income                                     $ 2,641,253      $ 1,831,810      $ 1,624,177
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                  2,760,519        2,648,172        2,457,914
   Amortization of deferred charges                143,429          143,433          143,329
   Provision for losses on accounts
     receivable                                     16,932           59,365           37,485
   Deferred income taxes (benefit)                (380,254)        (410,293)        (287,815)
   Amortization of deferred investment tax
     credits                                       (72,000)         (72,000)         (72,000)
   Changes in operating assets and
    liabilities:
      (Increase) decrease in accounts
        receivable and other
        receivables                               (564,988)         122,613         (502,655)
      (Increase) decrease in other
        current assets                            (443,490)          99,746           39,282
      Increase (decrease) in accounts
        payable                                    663,220         (702,651)         634,840
      Increase in advance billings and
        customers' deposits                         11,185            5,722           13,986
      Increase in other liabilities                103,414           94,255           91,690
      (Decrease) increase in income
         taxes payable                             (33,142)        (279,615)         312,757
                                                --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        4,846,078        3,540,557        4,492,990

INVESTING ACTIVITIES
Expenditures for telephone plant                (3,813,050)      (2,075,657)      (3,535,521)
                                                --------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES           (3,813,050)      (2,075,657)      (3,535,521)

                        THE WOODBURY TELEPHONE COMPANY

                                                                YEAR ENDED DECEMBER 31
                                                        1996             1995            1994
                                                   ---------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                     $(1,169,042)     $(1,169,042)     $(1,169,042)
                                                   ---------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES               (1,169,042)      (1,169,042)      (1,169,042)
                                                   ---------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                           (136,014)         295,858         (211,573)

Cash and cash equivalents at beginning of year       2,238,782        1,942,924        2,154,497
                                                   ---------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 2,102,768      $ 2,238,782      $ 1,942,924
                                                   =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Income tax payments                                $ 1,580,000      $ 1,405,000      $ 1,137,003
                                                   =============================================

Interest paid                                      $   838,835      $   827,011      $   821,326
                                                   =============================================


See accompanying notes.

                         THE WOODBURY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. BUSINESS AND ACCOUNTING POLICIES

The Woodbury Telephone Company (the Company) derives substantially all of its revenues from providing local exchange telephone services, intrastate toll services, and access to interstate long-distance telephone services to customers in Woodbury, Southbury and Bethlehem, Connecticut. The Company's business could be significantly affected by recent regulatory and legislative developments including the Federal Telecommunications Act, (the Act) which was enacted in February 1996. Such effects could include increased competition and, as a result, decreasing revenues and profitability.

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

                         THE WOODBURY TELEPHONE COMPANY

1. BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED CHARGES

Amounts included in deferred charges consisting of gross revenue taxes related to legislation enacted January 1, 1990 and the unrecovered cost of certain central office equipment retired and replaced with upgraded equipment are being amortized by the straight-line method over ten and five year periods, respectively, in accordance with applicable regulatory accounting regulations. The deferred debt expense amount in deferred charges is being amortized by the straight-line method over the term of the related debt.

BENEFIT PLANS

The Company has contributory defined contribution benefit plans covering substantially all employees. Contributions under these plans are based on specified percentages of employee compensation, as defined, plus additional amounts determined at the discretion of the Company's Board of Directors.

The Company also sponsors a postretirement medical plan and a postretirement life insurance plan. All employees who retire from the Company after age 59 1/2 with 15 years of service are eligible for benefits. The retiree must pay the premium for benefits before age 65. After age 65, the Company pays the full cost of the life insurance benefits, and shares the cost of the Medicare supplemental benefits with the employee. The Company-paid portion of the premium varies by years of service and is subject to a "cap." The employee pays the remaining portion of the premium. Neither plan is funded. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). Under SFAS No. 106, the Company recognizes the cost of providing the aforementioned postretirement benefits on an accrual basis during the period such benefits are earned by the employees. Under applicable regulatory requirements the Company is recognizing the transition obligation on a prospective basis over 20 years.

                         THE WOODBURY TELEPHONE COMPANY

1. BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with 1996 presentation.

2. MERGER AGREEMENT

An Amended and Restated Agreement and Plan of Merger was entered into between the Company and Southern New England Telecommunications Corporation, ("SNET Corporation") on December 6, 1996. Upon shareholder approval of such Agreement and Plan of Merger, each outstanding share of the Company's common stock, excluding any shares with respect to which dissenter's rights have been perfected and excluding shares of the Company's outstanding shares held by SNET Corporation, will be converted into the right to receive a number of shares of common stock, par value $1.00 per share, together with certain SNET Corporation's rights, which will be equal to the product of one share of SNET Corporation common stock times a fraction, (the numerator of which is to $43.00 and the denominator of which is to be equal to the average closing prices of one share of SNET Corporation common stock as reported on the New York Stock Exchange for the ten trading days ending on the fifth business day prior to the effective time of the Merger). If the average closing price is less than $30.00 or more than $49.00, the merger consideration shall be determined using these amounts, as applicable, subject to approval of the Company and SNET Corporation, respectively.

                         THE WOODBURY TELEPHONE COMPANY

3. DEFERRED CHARGES

Deferred charges consist of:

                                                  DECEMBER 31
                                                 1996        1995
                                           -------------------------
Deferred debt expense                          $130,751    $143,105
Gross revenue taxes                             206,029     274,672
Retired central office equipment                             62,432
                                           -------------------------
                                               $336,780    $480,209
                                           =========================

4. CREDIT ARRANGEMENTS

Long-term debt consists of First Mortgage Bonds, Series G payable in increasing annual installments ranging from $500,000 commencing August 1, 1999 to $3,250,000 on August 1, 2007 plus interest at 9%. Virtually all telephone plant and miscellaneous physical property are pledged as collateral. In addition, among other covenants, the Company is required to maintain certain financial ratios. Further, new borrowings and the payment of dividends are restricted. At December 31, 1996 $6,080,579 of retained earnings was available for the payment of dividends.

Under a line of credit arrangement with a bank, the Company may borrow up to $750,000 with interest, adjusted monthly, at the lower of the bank's base rate or the one-month LIBOR plus 1.5%. There were no borrowings under this arrangement in 1996 or 1995. A commitment fee of 1/8% per annum is payable on the unadvanced portion of the bank's commitment. The arrangement expires May 31, 1997.

                         THE WOODBURY TELEPHONE COMPANY

5. OTHER LIABILITIES

Other liabilities consist of:

                                                                                DECEMBER 31
                                                                              1996       1995
                                                                            -------------------
Self-insurance for catastrophic event (A)                                   $200,000   $200,000
Accrued postretirement medical and life insurance benefits cost              357,286    253,872
                                                                            -------------------
                                                                            $557,286   $453,872
                                                                            ===================


(A) At the direction of the Department of Public Utility Control of the State of Connecticut (DPUC), the Company established a $200,000 noncurrent liability in 1987 for a portion of the potential effects of a catastrophic event on the Company's transmission and distribution facilities for which external insurance coverage is unavailable.

6. OPERATING LEASE COMMITMENT

The Company has an operating lease for a maintenance center. Under the lease, the Company is obligated to pay for insurance, taxes and maintenance costs applicable to the property. The lease expires in December 2005. At December 31, 1996, future minimum monthly lease payments of $16,893 are required through December 1997. Thereafter, such payments are adjusted annually to reflect changes in the consumer price index. The lease may be renewed for two consecutive five-year periods at fair rental value, as defined. Rent expense under this lease was $215,693 in 1996, $210,363 in 1995 and $186,958 in 1994.
The Company has an option to purchase the leased property between June 2004 and December 2004 at its then fair market value.

                         THE WOODBURY TELEPHONE COMPANY

7. BENEFIT PLANS

Amounts recognized in the accompanying balance sheets for postretirement medical and life insurance benefits follow:

                                                        DECEMBER 31
                                                      1996         1995
                                                 ---------------------------
 Accumulated unfunded postretirement benefit
  obligation:
    Retirees                                       $  253,064    $ 259,874
    Active employees                                  814,742      723,396
                                                 ---------------------------
                                                    1,067,806      983,270
 Less:
    Unrecognized transition obligation               (528,624)    (561,662)
    Unrecognized net loss                            (129,837)    (131,735)
                                                 ---------------------------
 Accrued cost                                      $  409,345    $ 289,873
                                                 ===========================

 Accrued cost included in:
    Current liabilities                            $   38,213    $  36,001
   Noncurrent liabilities                             357,286      253,872
                                                 ---------------------------
                                                   $  395,499    $ 289,873
                                                 ===========================


Net periodic postretirement benefit cost included these components:

                                                         YEAR ENDED DECEMBER 31
                                                     1996         1995         1994
                                                 ----------------------------------
     Service cost                                $ 38,045     $ 36,233     $ 34,497
     Interest cost                                 70,646       66,339       66,502
     Amortization of transition obligation         33,038       33,038       33,038
     Amortization of unrecognized net loss          1,898        1,230        5,561
                                                 ----------------------------------
     Net postretirement benefit cost             $143,627     $136,840     $139,598
                                                 ==================================

                         THE WOODBURY TELEPHONE COMPANY

7. BENEFIT PLANS (CONTINUED)

For measurement purposes, a 10.4% annual rate of increase in the per capita cost of covered health care benefits was used for 1996 (10.9% in 1995); the rate was assumed to decrease gradually to 5% (both 1996 and 1995) in 2013 and remain at that level thereafter. The health care cost trend rate assumption affects the medical benefit portion of the postretirement amounts reported; increasing the assumed health care cost trend rate one percentage point would increase the accumulated unfunded postretirement obligation as of December 31, 1996 and 1995 by approximately $50,000 and $46,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996, 1995 and 1994 by approximately $6,000 in each year.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligations was 7% in 1996 and 1995.

Expense recognized under the Company's defined contribution benefit plans was $235,063 in 1996, $233,322 in 1995 and $221,915 in 1994.

8. INCOME TAXES

The components of the Company's deferred income tax and related regulatory asset and liability accounts follow:

                                                                      DECEMBER 31
                                                                  1996           1995
                                                               -------------------------
Deferred tax liabilities:
  Gross revenue taxes                                          $   84,327     $  112,422
  Depreciation                                                  2,033,064      2,302,423
                                                               -------------------------
                                                                2,117,391      2,414,845

Regulatory liability                                              703,411        808,735
                                                               -------------------------
                                                                2,820,802      3,223,580

Deferred tax assets:
  1% Investment in Springwich Cellular Limited
     Partnership                                                  154,503        133,226
  Other liability--self-insurance for catastrophic event           81,860         81,860
  Other                                                           170,883        155,715
                                                               -------------------------
                                                                  407,246        370,801

Regulatory asset                                                  294,776        353,744
                                                               -------------------------
                                                                  702,022        724,545
                                                               -------------------------
Net deferred income tax and regulatory liabilities             $2,118,780     $2,499,035
                                                               =========================

                         THE WOODBURY TELEPHONE COMPANY

8. INCOME TAXES (CONTINUED)

Income and other taxes consist of:

                                           1996          1995         1994
                                        -------------------------------------
Income taxes:
  Federal:
     Current                            $1,435,434    $1,197,251    $ 979,126
     Deferred (benefit)                   (360,420)     (360,059)    (275,705)

  State:
     Current                               477,767       460,768      373,419
     Deferred (benefit)                    (91,842)     (122,234)     (84,110)
                                        -------------------------------------
INCOME TAXES                            $1,460,939    $1,175,726    $ 992,730
                                        =====================================

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                             1996          1995         1994
                                         -------------------------------------
Amount based on statutory federal
   income tax rate                       $1,394,745    $1,022,562     $889,748
State income taxes, less federal tax
   effect                                   280,955       223,309      198,623
Investment tax credit amortization          (72,000)      (72,000)     (72,000)
Other, including adjustments of prior
   years' estimates                        (142,761)        1,855      (23,641)
                                         -------------------------------------
INCOME TAXES                             $1,460,939    $1,175,726     $992,730
                                         =====================================

9. RELATED PARTY TRANSACTIONS

The Company has an agreement with The Southern New England Telephone Company
(SNET) under which the proportionate shares of intrastate toll revenues are divided between the companies. SNET is a subsidiary of SNET Corporation, the owner of approximately 37% of the outstanding common stock of the Company at December 31, 1996. Revenues reflect $4,380,845 in 1996, $4,166,584 in 1995 and
$4,393,760 in 1994 under this agreement.

In 1983, the Company entered into a limited partnership agreement with Springwich Cellular Limited Partnership ("Springwich"). As such, the Company owns a 1% interest in Springwich. Springwich is 97% owned by SNET Corporation. No distributions were received for this investment by the Company for the years ended December 31, 1996, 1995 and 1994.

                         THE WOODBURY TELEPHONE COMPANY

10. FAIR VALUE DISCLOSURES

The fair value of the Company's long-term debt at December 31, 1996 was estimated to be approximately $9,442,000 using discounted cash flows, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. It is not practicable to estimate the fair value of the Company's 1% investment in Springwich Cellular Limit Partnership because no current fair value data is available.

                           Annual Report on Form 10-K

                         Item 14(a)(1) and (2) and (d)

         List of Financial Statements and Financial Statement Schedule

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1996

                         The Woodbury Telephone Company

                              Woodbury, Connecticut

                        Form 10-K--Item 14(a)(1) and (2)

                         The Woodbury Telephone Company

         Index to Financial Statements and Financial Statement Schedule

The report of Ernst & Young LLP, independent auditors, dated February 6, 1997, in the preceding financial statements of the Company are included in Item 8.

      Balance sheets--December 31, 1996 and 1995

      Statements of income and retained earnings--Years ended
      December 31, 1996, 1995 and 1994

      Statements of cash flows--Years ended December 31, 1996, 1995 and 1994

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

                         The Woodbury Telephone Company

                 Schedule II--Valuation and Qualifying Accounts

==============================================================================================================================
                 COL. A                    COL. B                     COL. C                 COL. D               COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
------------------------------------------------------------------------------------------------------------------------------
               Description            Balance at         Charged to        Charged to     Deductions--        Balance at End
                                      Beginning of       Costs and         Other          Describe (1)           of Period
                                      Period             Expenses          Accounts--
                                                                           Describe
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996          $60,000            $16,932                            $(3,068)           $80,000
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995          $60,000            $59,365                            $59,365            $60,000
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994          $60,000            $37,485                            $37,485            $60,000
==============================================================================================================================

(1) Uncollectible amounts charged off, less (recoveries).

                                  EXHIBIT INDEX

                             FORM 10-K ANNUAL REPORT
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


EXHIBIT NO.

2                Amended and Restated Agreement and            Attached
                 Plan of Merger dated December 6, 1996.

3(i)             Certificate of Organization,                  By Reference
                 amended to September 15, 1988.
                 Exhibit 3(i) to December 31, 1993
                 Form 10-K is incorporated
                 herein by reference.

3(ii)            Bylaws, revised to January 29, 1997.          Attached

4                Change in Control Agreement dated             Attached
                 June 24, 1996.

4A               Fourth Supplemental Indenture of              By Reference
                 Trust dated July 31, 1992.
                 Exhibit 4 to December 31, 1992
                 Form 10-K is incorporated herein
                 by reference.

27               Financial Data Schedule                       Attached