Form 10-Q
period 1997-03-31
WOODBURY TELEPHONE CO
filed 1997-05-15
CIK 108202

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                     FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1997         Commission file number 0-8621
 --------------------------------       -------------------------------

                           The Woodbury Telephone Company
                           ------------------------------
                 (Exact name of registrant as specified in its charter)

Connecticut                                                  06-0594990
-----------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification
 incorporation or organization)                                 Number)

                  299 Main Street South, Woodbury, Connecticut 06798


                  (Address of principal executive offices)


      Registrant's telephone number, including area code (203) 263-2121

                              Not Applicable
          ( Former name, former address and former fiscal year, if changed since last report.)


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

          Class                           Outstanding at April 30, 1997
         -------                          -----------------------------
Common Stock, par value $2.50 per share                        769,107

                      THE WOODBURY TELEPHONE COMPANY

                                FORM 10-Q

                                 INDEX


                                                               Page No.
                                                               --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets-
                 March 31, 1997 and December 31, 1996             3-4

            Condensed Statements of Income-
                 Three months ended March 31, 1997 and 1996         5

            Condensed Statements of Cash Flows
                 Three months ended March 31, 1997 and 1996         6

            Notes to Condensed Financial Statements                 7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 8- 9

PART II.    Exhibits and Reports of Form 8-K                       10

                               THE WOODBURY TELEPHONE COMPANY


                                          FORM 10-Q


                               FOR QUARTER ENDED MARCH 31, 1997



                                           PART I


                                   FINANCIAL INFORMATION

The Woodbury Telephone Company

Condensed Balance Sheets





ASSETS
                                               March 31     December 31
                                                  1997         1996
                                             (unaudited)
                                             -----------   ------------
Assets

Current assets:
  Cash and cash equivalents            $     1,963,760   $    2,102,768
  Accounts receivable, less allowance
   for losses of $80,000 in 1997 and 1996    1,777,545        1,875,990
  Other receivables                          1,506,608        1,515,580
  Materials and supplies-at cost               693,510          664,629
  Prepaid expenses                             488,454           53,191
  Recoverable income taxes                                      198,665
                                       ---------------   --------------
Total current assets                         6,429,877        6,410,823


Telephone plant and other property:
  In service                                43,880,059       43,432,833
  Plant under construction                     913,549          789,058
  Less accumulated depreciation            (23,565,477)     (22,992,930)
                                      ----------------  ---------------
                                            21,228,131       21,228,961

  Other property                               243,757          222,414
                                       ----------------  --------------
                                            21,471,888       21,451,375


Other assets:
  1% Investment in Springwich Cellular
   Limited Partnership                         535,068          535,068
  Deferred charges, less amortization          316,530          336,780
  Regulatory asset                             294,776          294,776
                                       ---------------- ---------------
                                             1,146,374        1,166,624


                                       $    29,048,139    $  29,028,822
                                      ================ ================




LIABILITIES AND SHAREHOLDERS' EQUITY
                                             March 31       December 31
                                                  1997           1996
Current liabilities:
  Accounts payable                    $     1,749,068    $    1,944,593
  Advance billings and customers' deposits    300,083           297,825
  Accrued interest                            135,000           337,500
  Income taxes                                  8,894
                                     ---------------- -----------------
Total current liabilities                   2,193,045         2,579,918

Long-term debt                              9,000,000         9,000,000

Deferred credits:
  Income taxes                              1,710,146         1,710,146
  Investment tax credits                      186,114           204,114
  Regulatory liability                        703,411           703,411
                                     ----------------  ----------------
                                            2,599,671         2,617,671

Other long-term liabilities                   583,640           557,286

Shareholders' equity:
  Common Stock, par value $2.50 per share,
   authorized 1,250,000 shares, issued and
   outstanding 769,107 shares               1,922,768         1,922,768
  Additional paid-in capital                1,475,394         1,475,394
  Retained earnings                        11,273,621        10,875,785
                                      --------------- -----------------
                                           14,671,783        14,273,947
                                      --------------- -----------------

                                       $   29,048,139    $   29,028,822
                                      ===============  ================

See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Income (Unaudited)

                                          Three months ended March 31:
                                   1997                         1996
                             -------------                 ------------
Operating revenues:
  Local service           $     905,077                    $    798,838
  Network service             2,653,188                       2,503,854
  Other                         254,537                         234,244
  Provision for uncollectibles
   (deduction)                    4,532                         (25,308)
                          -------------                   -------------
                              3,817,334                       3,511,628

Operating expenses:
  Maintenance                   648,265                         747,945
  Depreciation and amortization 741,724                         708,071
  General office                544,658                         317,278
  Commercial                    342,839                         348,644
  Other                         209,326                         231,038
                            ------------                     ----------
                              2,486,812                       2,352,976
                           ------------                   -------------
                              1,330,522                       1,158,652


Other income:
  Rental of telephone equipment
    and other, net               21,799                          52,100
  Interest                       33,149                          38,377
                           ------------                   -------------
                                 54,948                          90,477
                           ------------                   -------------
                              1,385,470                       1,249,129

Interest expense                205,814                         212,235
                           ------------                   -------------
Income before income taxes    1,179,656                       1,036,894

Income taxes                    489,559                         396,671
                           ------------                   -------------
Net income                 $    690,097                    $    640,223
                           ============                   =============

   Per share of common stock:
     Net income                  $0.90                            $0.83
                                ======                           ======

     Dividends                   $0.38                            $0.38
                                ======                           ======

   Average number of shares of
     Common stock outstanding  769,107                          769,107



   See accompanying notes

The Woodbury Telephone Company
Condensed Statements of Cash Flows (Unaudited)

                                         Three Months Ended March 31:

                               1997                            1996
                       -----------                       ----------
Operating Activities
   Net income             $ 690,097                       $ 640,223
   Depreciation             738,635                         672,213
   Other                   (516,331)                       (584,828)
                        ------------                    -----------
   Net Cash Provided By
     Operating Activities   912,401                         727,608

Investing Activities
   Purchases of telephone plant
     and other property    (759,148)                       (631,445)
                        ------------                    -----------
   Net Cash Used By Investing
     Activities            (759,148)                       (631,445)

Financing Activities
   Dividends               (292,261)                       (292,261)
                      -------------                      -----------
   Net Cash Used By Financing
     Activities            (292,261)                       (292,261)
                       -------------                      -----------

Decrease In Cash And Cash
   Equivalents             (139,008)                       (196,098)

Cash and cash equivalents
   At beginning of period 2,102,768                       2,238,782
                         ------------                  -------------
Cash And Cash Equivalents At
   End Of Period         $1,963,760                      $2,042,684
                        ============                   ==============

See accompanying notes.

                        THE WOODBURY TELEPHONE COMPANY

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                          MARCH 31, 1997

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

Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The condensed balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        THE WOODBURY TELEPHONE COMPANY

                                MARCH 31, 1997

Note 2-Income taxes

A reconciliation of the amount of income taxes based on the statutory federal income tax rate to income taxes reflected in operations follows:

                                  Three-month period ended March 31:

                                               1997            1996
                                         -----------       ----------

Amount based on statutory federal
   income tax rate                     $    401,083       $   352,544

State income taxes, less federal
   tax effect                                89,536            78,700

Investment tax credit amortization          (18,000)          (18,000)

Other                                        16,940          (16,573)
                                       -------------      ------------
Income Taxes                           $    489,559       $   396,671
                                       =============      ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At the Special Meeting of Shareholders of The Woodbury Telephone
Company ("Company") held on April 2,1997, shareholders voted to approve the Amended and Restated Agreement and Plan of Merger with Southern New England Telecommunications Corporation ("SNET").

A total of 665,376 shares, representing 86.5% of all the outstanding shares of Woodbury Telephone Company Common Stock, were represented at the meeting, with 659,989 shares voted in favor of the merger, 4,133 shares voted against the merger and 1,254 shares abstaining. The total shares voted in favor of the merger represented 85.8% of all the outstanding shares of Woodbury Telephone Company Common Stock. In addition, 77.6% of the outstanding shares of Woodbury Telephone Company Common Stock not held by SNET and its affiliates and associates were voted in favor of the merger. The Company and SNET are continuing to address other conditions to closing, and expect the transaction to be consummated in the third quarter of 1997.

Operating revenues increased by $305,706 (8.7%) for the three-month period ended March 31, 1997 over the comparable 1996 period. Local service revenues increased by $106,239 (13.3%) for the three months ended March 31,1997 compared to the comparable 1996 period.The increase resulted primarily from an increase of 7.2% in the number of access lines served by the Company from April 1, 1996 to March 31, 1997, as well as an increase in the percentage of business lines, which generate more revenue than residential lines. Network service revenues increased by $149,334 (6.0%)for the three-month period ended March 31, 1997 over the comparable 1996 period. Increased customer use of the network to make calls beyond the local calling area contributed to the increase. For the three-month period in 1996, the Company recognized network service revenues of approximately $145,200 resulting from the re-classification of access provided for certain calls terminating in the Company's service area from January 1995 through February 1996. This access was previously considered inter-LATA, subject to pooling through the National Exchange Carriers Association (NECA). Based on information provided by the originating carriers, the access was determined to be intra-LATA, not subject to pooling, resulting in a higher retention of access revenues by the Company.

Operating expenses increased by $133,836 (5.7%) for the three months ended March 31, 1997 compared to 1996. Maintenance expenses decreased by $99,680 (13.3%) for the three months ended March 31,1997 compared to the comparable 1996 period. The decrease was attributable to a reduction in payroll-related benefits of approximately $35,000 chargeable to maintenance accounts, a reduction of $16,665 in labor charged to testing expense, due mainly to the less severe weather in the first three months of 1997 compared to 1996, and a reduction of approximately $8,500 in expenses for snow removal through March 31, 1997 compared to the same period in 1996. In addition, software purchases for general purpose computer applications were approximately $13,000 less in the three-month period ended March 31, 1997 compared to 1996. General office expenses increased by $227,380 (71.7%) for the three months ended March 31 in 1997 compared to 1996. This increase reflects the Company's legal and other costs incurred in connection with the proposed transaction with SNET.

For the three-month period ended March 31, 1997 compared to 1996, other income decreased by $35,529 (39.3%). The decline was due mainly to losses of approximately $33,450 associated with Internet services, which the Company began offering July 1, 1996.

As of March 31, 1997 current assets exceeded current liabilities by $4,236,829 an increase of $405,924 compared to December 31, 1996. Cash provided by operating activities for the three months ended March 31, 1997 was $912,401,an increase of $184,793 over the comparable period for 1996. The Company anticipates that available cash, including that provided by current operating activities, will be sufficient to cover capital expenditures and dividends declared during the remainder of 1997.

                                PART II

                         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits - None

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

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